Form 10KSB/A
period 1999-12-31
RADIOTOWER COM INC
filed 2000-03-16
CIK 1098578

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-SB/A
                                  1ST AMENDMENT

                        GENERAL FORM FOR REGISTRATION OF
                          SECURITIES OF SMALL BUSINESS
                   ISSUERS (UNDER SECTION 12(B) OR (G) OF THE
                        SECURITIES EXCHANGE ACT OF 1934)

                              RADIOTOWER.COM, INC.
                ------------------------------------------------
                 (Name of Small Business Issuer in its charter)


           Incorporated in the State of Nevada                                       91-1921581
-------------------------------------------------------------           ------------------------------------
(State or other jurisdiction of incorporation or organization)          (I.R.S. Employer Identification No.)

   322 - 425 Carrall Street, Vancouver, British Columbia                             V6B 6E3
-------------------------------------------------------------                     --------------
               (Address of principal executive offices)                             (Zip Code)

Issuer's telephone number  (604) 605-1357
                           --------------

Securities to be registered pursuant to Section 12(b) of the Act:

     TITLE OF EACH CLASS               NAME OF EACH EXCHANGE ON WHICH REGISTERED

             None                                             N/A
    --------------------               -----------------------------------------

Securities to be registered pursuant to Section 12(g) of the Act:

                         Common Stock - $0.001 par value
            ---------------------------------------------------------
                                (Title of Class)

                              RADIOTOWER.COM, INC.

                                TABLE OF CONTENTS

PART I                                                                                                         PAGE

     Item 1.   Description of Business...........................................................................3
               (a)  Business Development.........................................................................3
               (b)  Business of RadioTower.......................................................................3

     Item 2.   Plan of Operation.................................................................................7
     Item 3.   Description of Property...........................................................................8
     Item 4.   Security Ownership of Certain Beneficial Owners and Management....................................9
               (a)  Security Ownership of Certain beneficial Owners..............................................9
               (b)  Security Ownership of Management.............................................................9
               (c)  Changes in Control...........................................................................9
     Item 5.   Directors, Executive Officers, Promoters and Control Persons.....................................10
               (a)  Identify Directors and Executive Officers...................................................10
               (b)  Identify Significant Employees..............................................................10
               (c)  Family Relationships........................................................................11
               (d)  Involvement in Certain Legal Proceedings....................................................11
     Item 6.   Executive Compensation...........................................................................11
     Item 7.   Certain Relationships and Related Transactions...................................................12
               (a)  Relationships with Insiders.................................................................12
               (b)  Transactions with Promoters.................................................................12
     Item 8.   Description of Securities........................................................................13
               (a)  Common or Preferred Stock...................................................................13
               (b)  Debt Securities.............................................................................13
               (c)  Other Securities to be Registered...........................................................13

PART II

     Item 1.   Market Price of and Dividends on RadioTower's Common Equity and Related Stockholder Matters......13
               (a)  Market Information..........................................................................13
               (b)  Holders.....................................................................................14
               (c)  Dividends...................................................................................14
     Item 2.   Legal Proceedings................................................................................14
     Item 3.   Changes in and Disagreements with Accountants....................................................14
     Item 4.   Recent Sale of Unregistered Securities...........................................................14
     Item 5.   Indemnification of Directors and Officers........................................................15

PART F/S........................................................................................................16

PART III

     Items 1 and 2.  Index to and Description of Exhibits.......................................................16


                                       2

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS.

(A)      BUSINESS DEVELOPMENT

RadioTower.com, Inc. ("RADIOTOWER") was incorporated under the laws of the State of Nevada on May 5, 1998 under the original name "Magnum Ventures Inc." RadioTower changed its name on May 18, 1999 to "RadioTower.com, Inc."


Initially, RadioTower was in the mining business and on June 4, 1998, acquired the right to purchase some mineral claims. However, this was the extent of RadioTower's operation as a mining company. RadioTower did not do any testing on or developing of the mineral claims. This was the extent of RadioTower's involvement in the mining industry. See Note #4 of the December 31, 1999 financial statements for more information.

In March 1999, the board of directors decided to abandon its rights to the mineral claims and not to make any further option payments, resulting in the termination of the option. RadioTower ceased all mining industry activities at this time, and the board of directors decided to enter into the radio Internet business.

RadioTower has not been involved in any bankruptcy, receivership or similar proceedings. There has been no material reclassification, merger, consolidation or purchase or sale of a significant amount of assets not in the ordinary course of RadioTower's business with the exception of the acquisition of the domain asset of Radiotower.com from Paul Valkama and Henry Valkama. See "Item 7.
Certain Relationships and Related Transactions" and Exhibit 6.1 - Purchase Agreement for more details.

At the completion of the acquisition of the domain asset of Radiotower.com Anthony England subsequently resigned as a director and as the sole officer of RadioTower on August 9, 1999. Alan Brown was elected a director on April 23, 1999, and appointed the sole officer of RadioTower on August 9, 1999. Mr. Brown's affiliation with RadioTower began in March 1999, when he was first introduced to Paul Valkama and Henry Valkama. As a result of Mr. Brown's considerable experience in preparing financial statements, in corporate tax, and the administration of corporate records, the Valkama brothers offered Mr. Brown a position on the Board of Directors.

Prior to the acquisition of the assets and goodwill of RadioTower from the Valkama brothers, RadioTower was doing business as a sole proprietorship under the name SoftAd Communications. They operated the radiotower.com site as a hobby business from which no revenues were generated. They also provided web design work, under contract, for various small businesses. The first version of the RadioTower site was launched in June 1996 and has been online since. New station listings were constantly added as they became available. The site was marketed online through various free channels. At this point, an advertising agent (Burst Media) was contracted to solicit advertising on RadioTower's behalf. Version 3.0 of RadioTower's site also involved an interface change along with adding database backend. An agreement with Global Media Corp. was reached and RadioTower launched the RadioTower Store in September 1999. See Exhibit 6.2 - Licensing Agreement with Global for additional information. RadioTower put in place partnerships with Pronet Enterprises Ltd. (see Exhibit #6.5) and Destiny Media Technologies Inc. (see Exhibit #6.4) to begin development of the AudioAd service. Version 4.0 of the site, launched on December 20, 1999, included a new interface and operated on an in-house Linux Server. RadioTower is constantly adding new stations to the database with development of new features ongoing.


(B)      BUSINESS OF RADIOTOWER


RadioTower is an Internet company (www. radiotower.com). RadioTower is a pioneer of Internet audio, being one of the first companies online with a live radio directory and audio portal. The directory is a free television guide-like listing of over 1,000 radio stations worldwide. With the use of existing technology, such as RealPlayer, RadioTower allows listeners to link to and listen to these radio stations.

For each listing, RadioTower supplies a direct audio link, whereby the user can listen to the radio station directly from RadioTower's site, and a link to the station's own website. RadioTower also lists the station's name, call letters, category and location, and provides a brief description of the radio station.

Site users must have a multi-media computer with a free downloadable copy of RealPlayer installed. Audio quality depends on speed of Internet connection, computer speed and quality of a particular station's host server. Users can search for a station by name, country, category or keyword search. Once a station is located, the user simply clicks on the play button beside each station to listen. The user is free to continue to browse RadioTower's site, surf other websites and work at home or in the office while listening to the radio station. New stations are constantly being added to the RadioTower's database.

RadioTower only contains listings for those radio stations that already broadcast their signals over the Internet using Real Audio.

Transition Capital Management was hired in March 1999 to handle management, filing and accounting for RadioTower. These services were terminated in July 1999 and all invoices and promissory notes were paid up to date.

Principal Products or Services and their Markets

RadioTower is a free online directory of Internet audio sites. The directory currently provides information and easy access to over 1,000 radio stations from around the world. RadioTower has built a steady user base of 20,000 monthly listeners with no marketing budget and receives 100,000 page views a month due to: Positive word-of-mouth, high listings on all major search engines, links from 100's of other sites to RadioTower's website, favourable reviews (L.A. Times, HotWired, Vancouver Sun etc.) and numerous awards (Yahoo Picks, Windows Magazine Site of the Day etc.).

According to the latest statistics from Burst Media, RadioTower's banner and ad placement agency, RadioTower's current average ad views is 5,800 per day or 174,000 per month. According to RadioTower's ISP server statistics provided by Eline Technologies Inc., RadioTower's website has an average of 645 site visitors per day or 20,000 visitors per month.

Search engines such as Yahoo and Altavista are the #1 way that Internet users find web sites. A high listing on these search engines (on the first page of results) is a very important marketing tool. According to Positionagent.com, and actually using the search engines, RadioTower appears at or near the top of the search listings for keywords relevant to RadioTower such as "Internet Radio" and "Radio Stations".

Link popularity is the total number of web sites that link to RadioTower's website. Good link popularity can dramatically increase traffic to RadioTower's website. According to linkpopularity.com there are 929 websites that currently have links to RadioTower.

In a typical Internet session a user will go to RadioTower's site and select the radio station of their preference by name, place and/or genre. The station's audio signal will be broadcast continually as the user surfs other stations or sites, works in the office or home, or until they select another station.


A user must have a multi-media computer and a free downloadable copy of the RealPlayer installed. Audio quality depends on speed of Internet connection and computer and quality of a particular station's host server. A 28k modem and a 486 computer will provide acceptable results.

RadioTower did not have any revenues generated from its business operations during its last two fiscal years. RadioTower is in the early stages of operation and just beginning to generate business revenues. Since June 30, 1999, RadioTower has generated revenues from the sale of advertising.

Revenue is derived from the sale of onsite advertising and affiliated ecommerce programs. RadioTower has an affiliate e-commerce agreement with Global Media Inc. See Exhibit 6.2 - Licensing Agreement with Global. Global Media supplies an e-commerce store that sells CD's, videos and books and takes care of all order fulfilment. The store is branded as RadioTower. For any visitors to RadioTower's site who visit the e-commerce store and purchase products, RadioTower will earn 40-60% of the net profit on each sale. The store is open for business, but needs to be effectively promoted to build customer awareness and trust.

Our advertisers have included Rolling Stone Magazine and Gillette. RadioTower's ecommerce affiliates have included: Music Previews, Audio Book Club, Beyond.com (software), IQ (audio software) and Wall Street Journal. Currently, RadioTower's ecommerce affiliates include only Global Media Corp. See Exhibit 6.2 - Licensing Agreement with Global Media. Specific RadioTower Web pages will be targeted towards particular audiences. Users can browse the site by 20 different categories such as Rock, Classical, Sports or Business. Users who select a certain category can be targeted on the main page for that category. For example, visitors to RadioTower's Rock pages will see advertisements and be able to click directly to the Rock section of RadioTower's e-commerce store.

The target for RadioTower's products is the individual listener with a personal computer. Historically, radio stations have targeted precise listeners with unique profiles. According to the National Association of Broadcasters, online radio stations plan to acquire a share of the $13.6 billion/year radio business by tapping into this marketing source. It is management's belief that by providing individual listeners with what they want in a radio station's web site, such as information and shopping, radio stations will attract listeners, which in turn will attract advertisers.

According to Arbitron/Edison Research Study II from July 1998 to January 1999, Americans who listened to Internet radio spent approximately 1.5 hours listening to the radio online and online radio listeners increased by 6% to 13%. According to a BRS Media report dated December 7, 1999, there were 2,934 radio stations that made there programming available over the Internet with another 5,932 stations that had a web site but did not webcast.

Listeners can bookmark their favourite radio station's web sites and may not need to return to RadioTower once having done so. However, users will initially find RadioTower of service in finding these stations. Also, RadioTower will soon offer a My-Audio feature whereby site users can make as many of their own presets as they want. This customisation feature will impact on RadioTower's plan to attract advertisers and revenues from operations by increasing customer loyalty and page view with a corresponding increase in revenue.


Distribution Methods


RadioTower will distribute its products and services over the Internet and will advertise through medium such as newspapers, television and radio. The main product, RadioTower.com, is distributed over the Internet. AudioAds are available for online purchase and delivery on the Internet.

RadioTower does sell products on-line through its e-commerce store. RadioTower has an affiliate e-commerce agreement with Global Media Corp. See Exhibit 6.2 - Licensing Agreement with Global. Global Media supplies an e-commerce store that sells CD's, videos, books and magazines, and takes care of all order fulfilment. The store is branded as RadioTower. For any visitors to RadioTower's site who visit the e-commerce store and purchase products, RadioTower will earn 40-60% of the net profit on each sale. RadioTower will receive a referral fee of 40-60% of net sales that result from a referral to Global Media based on a sliding scale beginning at 40% for sales of less than $5,000 up to 60% of sales over $25,000. The store is open for business, but needs to be effectively promoted to build customer awareness and trust.

Global Media can ship RadioTower's items anywhere in the world via RadioTower's network of shipping companies. These companies include DHL, UPS, and USPS. Shipping charges will depend the type of item being shipped, where the item is being shipped and the priority of the order. When the order is placed, Global Media examines the shipping order and offers the customer several shipping options according to the shipping address.

Each region has different costs and options such as Standard Shipping USPS, Second and Next Day Air UPS, and International Priority DHL.


Status of Publicly Announced New Product or Service

RadioTower' site is constantly under development. RadioTower will work with other Internet development firms to create more powerful software. RadioTower will partner with content providers and other Internet sites to maximize the reach and ability of its offerings. Some features RadioTower plans to offer include:

          o highly targeted rich media ads (audio banners) that increase the value of our partners content.

          o customizable one-click access to an array of preselected audio reports and audio updates on specific topics, such as NFL reports or OTC-BB reports.

          o information about the song and artist which is currently playing, relevant links and one-click album purchase.

          o    Internet audio hosting services

Competition

Even though the Internet radio market is large enough to support several directories, RadioTower still competes with many companies possessing greater financial resources and technical facilities than itself in the Internet radio market as well as for the recruitment and retention of qualified personnel. Many of RadioTower's competitors have a very diverse portfolio and have not confined their market to one industry, product or service, but offer a wide array of multi-layered businesses consisting of may different customers and industry partners.


RadioTower's has differentiated itself from its large competitors by offering an international directory that includes all types of radio stations. These competitors, while better financed and more popular, list certain stations only:
Stations that use a particular streaming audio technology (Real Guide, Windows Media Guide), or use a particular streaming audio service provider (Yahoo Broadcast). While RadioTower can host stations, it is not a prerequisite to be listed on the site. It makes no difference to audio quality where the person links from.

Other competitive directories do exist: Internet Radio List, BRS Web Radio Directory, Seek Radio, Earth Tuner, On The Air, vTuner, Atomic Global Radio, Sunset Radio, Broadcastmusic.com, Virtual Tuner and MIT List of Radio Stations. All these sites offer the same basic information - RadioTower differs from them in a qualitative way rather than quantitative. It is management's belief that RadioTower's site provides a better experience for its users than its competitors - it is visually more appealing, runs faster and is easier to use. With adequate financing, management believes it can distinguish itself from these competitors by developing an even better site (offering more information, easier to use and more powerful graphic features) and through superior marketing.

RadioTower's policy is to link to all audio providers regardless of technology or proprietary interests. Key advantages that RadioTower has over its competitors are an in-depth knowledge of the Internet industry and Internet audio, a functional Web site with regular users, and site recognition and strategic alliances with important industry players, such as:

          o Burst Media LLC. - advertising placement agency that resells RadioTower's ad inventory (See Exhibit 6.3 - Site Contract);

          o Destiny Media Technologies Inc. (formerly Destiny Software Productions Inc. - developer of audio streaming technology that is used in RadioTower's AudioAd Player (See Exhibit 6.4 - Interim Licence Agreement);

          o Pronet Enterprises Ltd. - operates an Internet business directory and a marketing partner for AudioAds; and

          o Global Media Corp. - operates an e-commerce affiliation program, which RadioTower uses for order taking and fulfilment (See
               Exhibit 6.2 - Licensing Agreement with Global).


Sources, Raw Materials and Principal Suppliers

The RadioTower site is developed and maintained by RadioTower personnel and then delivered, via Internet, to Vancouver-based Eline Technologies Inc. for serving. See Exhibit 6.6 - Contract with Eline Technologies Inc. for more information. This site can serve over 200,000 customers per hour. Station data is researched on the Internet, then added to the database on a monthly basis. As a courtesy, RadioTower notifies each radio station of its inclusion and asks if any changes are required. To date, only one station has requested removal. Many stations also contact RadioTower to request a listing or to compliment management on RadioTower's service.


Dependence on One or a Few Major Customers


RadioTower does not have any major customers that it depends on. However, RadioTower's advertising revenue depends on the selling of ad inventory by its advertising agent, Burst Media, and RadioTower's main e-commerce revenue depends on order taking and fulfilment by Global Media.


Patents/Trade Marks/Licences/Franchises/Concessions/Royalty Agreements or Labour Contracts

RadioTower currently does not own any patents or trade marks and is not a party to any licence or franchise agreements, concessions, royalty agreements or labour contracts.

The Internet site is copyrighted upon uploading. radiotower.com is a registered domain name of RadioTower. RadioTower will seek trademark protection for RadioTower as it refers to an internet service and further trademark protection for the slogans "The Internet Radio Receiver", which RadioTower has used online since June of 1996, and for "Transmitting YOUR message to the world!", which RadioTower has used since June of 1997.

Requirement for Government Approval of Principal Products or Services

Currently, there is no requirement for RadioTower to obtain any governmental approval on any of its products or services.

Effect of Existing or Probable Governmental Regulations on RadioTower's Business


RadioTower is a portal, distribution of radio. There are no existing or probable government regulations on RadioTower's business. However, there are unforeseen uncertainties in the future of the Internet radio and audio. As a result of a lack of regulation, the music industry has a problem with pirating (copying) of music with the MP3 comparison technologies available over the Internet. As MP3 has no copyright protection built in, Internet users can technically copy material and distribute it without paying royalties. Although illegal, this bypasses the music industry and threatens their revenue stream. However, the technology used by RadioTower does not allow for unauthorized copying. If a format does appear which satisfies both the music industry and the consumers, downloadable music can become a vital method of distribution and have a major impact. While the effect of MP3 is sorted out, the use of streaming audio will continue to grow, unencumbered by the objections of the music industry. Once an agreed upon standard appears for downloadable audio, RadioTower can easily migrate into this market.


Expenditures on Research and Development During the Last Two Fiscal Years

In 1999 $34,000 was spent on research and development activities. None of these costs were borne directly by the customers of RadioTower.

Number of Total Employees and Number of Full Time Employees


RadioTower has four employees, all of which are fulltime employees. RadioTower is in the process of hiring programmers and designers on a consultant basis and will continue to do so as the need arises.


ITEM 2.  PLAN OF OPERATION.


RadioTower did not have any revenues generated from its business operations during its last two fiscal years. RadioTower is in the early stages of operation and just beginning to generate business revenues. Revenue generating programs include:

          o Advertising - Burst Media currently acts as an agent to place ads on the RadioTower site;

          o RadioTower Store - currently operating, it allows visitors to make online purchases of CD's, videos, DVD's and books; and

          o AudioAds - beta site available, full launch set of February 2000 and provides turn-key solution for business' to put audio on their web site. The final stage of beta testing is currently under way.

RadioTower's twelve-month plan of operation is to (i) improve the quality and quantity of content on its website in order to provide the best online directory connecting listeners to stations worldwide, (ii) increase site traffic, and
(iii) develop more revenue-generating programs. RadioTower will improve its site by developing a more dynamic interface and making the site easier to navigate and more graphically exciting. RadioTower will utilize new technologies and software such as Flash with Vector graphics to improve the quality of the website. RadioTower's strategy is to enhance the product design while increasing brand awareness and loyalty among its listeners.


It is management's intent to continue to add as many stations as possible to its directory and will also continue to add more contextual and specific information to RadioTower's website. As technology improves, management plans to provide more customized features and a much more interactive interface so that the website will have a user-friendly design and a quick download time and will have cross-reference capabilities. The site will provide users with more information on their searches such as better station descriptions, and will highlight special events, concerts and regularly scheduled features. Management intends to improve RadioTower's website so that it will also provide a multiple of dynamic ways for visitors to interact in the site. These developments are currently in progress and will be released on an ongoing basis.

RadioTower will attempt to generate more revenue by (i) acquiring exclusive rights to radio personalities and content, and (ii) expanding its e-commerce store. RadioTower will pursue exclusive arrangements with radio stations to rebroadcast their content. RadioTower will endeavour to make arrangements with various radio personalities and shows and recording artists to broadcast their material on the RadioTower site. This will create exposure for the content provider and a marketing opportunity for RadioTower to drive traffic to the site.

The RadioTower Store will be redesigned to integrate better with RadioTower's new site, offering a better shopping experience. The store is currently up and running and fully operational. It will be expanded by adding new products as they become available and providing multiple links throughout the site to specific store pages. For example, listeners to rock stations will be encouraged to visit the rock section of the store and will have links to rock content areas of the store.

In order to increase site traffic, RadioTower will launch an extensive sales and marketing campaign to promote its website. The campaign will include banner and audio advertising on the Internet, print ads in relevant print media and spot ads on radio stations. RadioTower will participate in trade shows that have an Internet, technology and/or radio focus.

RadioTower cannot satisfy its cash requirements for the next 12 months without having to raise additional funds. RadioTower's expected cash requirement for the next 12 months is $180,000. As RadioTower's monthly user base grows, management expects advertising and e-commerce revenues to grow significantly. RadioTower also expects to raise any required additional funds by way of equity and/or debt financing. However, RadioTower may not be able to raise the required funds from such financings. In that case RadioTower will proceed by approaching current shareholders for loans to cover operating costs.

RadioTower will not be purchasing any plant or significant equipment. RadioTower will continue with its research or development by conducting continuous perceptual studies to monitor what listeners want from its website and by continuing to explore various e-commerce models to ensure its store and website continue to meet the listeners' needs.


RadioTower will continue to hire employees as the need arises and finances allow. Positions will include web programmers, graphic artists, web masters, multimedia designers, web writers, marketing representatives, sales representatives and administrators.

ITEM 3.  DESCRIPTION OF PROPERTY.

RadioTower's sole assets are its copyrighted site and its registered domain name "radiotower.com".

As discussed in Item 1(a), RadioTower abandoned all of its interests in mineral claims in March 1999, and no longer has any right, title or interest in any mineral claim.

RadioTower operates from its principal executive offices at 322 - 425 Carrall Street, Vancouver, British Columbia, Canada. RadioTower has leased this premise for one year renewable on a month to month basis. In the opinion of the management of RadioTower, this office space will meet the needs of RadioTower for the foreseeable future. See Note #6 of the audited financial statements for December 31, 1999 for more details.


ITEM 4.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

(a)      Security Ownership of Certain Beneficial Owners (more than 5%)

        ======================= =============================== ============================= ===============
        (1)                     (2)                             (3)                           (4)
        TITLE OF CLASS          NAME AND ADDRESS OF             AMOUNT AND NATURE OF          PERCENT
                                BENEFICIAL OWNER                BENEFICIAL OWNER  [1]         OF CLASS [3]
        ----------------------- ------------------------------- ----------------------------- ---------------

        Common Stock            Paul Valkama                           6,500,000 [2]               42%
                                #18 - 4106 Albert Street
                                Burnaby, B.C.
                                and
                                Henry Valkama
                                108 - 7361 Halifax Street
                                Burnaby, B.C.,
                                as joint tenants
        ======================= =============================== ============================= ===============


[1] The listed beneficial owner has no right to acquire any shares within 60 days of the date of this Form 10-SB from options, warrants, rights, conversion privileges or similar obligations.


[2] These shares are beneficially owned 66.67% by Paul Valkama and 33.33% by Henry Valkama.

[3] Based on 15,500,000 shares of common stock issued and outstanding as of February 29, 2000.

(B)      SECURITY OWNERSHIP OF MANAGEMENT

        ======================= =============================== ============================= ==============
                 (1)                         (2)                            (3)                    (4)
            TITLE OF CLASS           NAME AND ADDRESS OF            AMOUNT AND NATURE OF         PERCENT
                                       BENEFICIAL OWNER             BENEFICIAL OWNER [1]      OF CLASS [4]
         ----------------------- ------------------------------- ----------------------------- --------------

        Common Stock            Alan Brown                                600,000                 3.2%
                                2838 Neyland Road
                                Nanaimo, B.C.

        ----------------------- ------------------------------- ----------------------------- --------------
        Common Stock            Paul Valkama                           6,500,000 [2]               42%
        ----------------------- ------------------------------- ----------------------------- --------------
        Common Stock            Jeff Cocks                              515,000 [3]               3.3%
        ----------------------- ------------------------------- ----------------------------- --------------
        Common Stock            Directors and Executive                  7,515,000                48.5%
                                Officers (as a group)
        ======================= =============================== ============================= ==============

[1] The listed beneficial owner has no right to acquire any shares within 60 days of the date of this Form 10-SB from options, warrants, rights, conversion privileges or similar obligations.

[2] These shares are beneficially owned 66.67% by Paul Valkama and 33.33% by Henry Valkama.

[3] 15,000 of these shares are registered in the name of West Isle Ventures Ltd., of which Jeff Cocks is the sole shareholder.

[4] Based on 15,500,000 shares of common stock issued and outstanding as of February 29, 2000.


(C)      CHANGES IN CONTROL

RadioTower is not aware of any arrangement that may result in a change in control of RadioTower.

ITEM 5.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS.

(A)      IDENTIFY DIRECTORS AND EXECUTIVE OFFICERS

Mr. Alan Brown and Mr. Paul Valkama have been directors of RadioTower since April 23, 1999. Mr. Jeff Cocks has been a director of RadioTower since September 15, 1999. Each director holds office until (i) the next annual meeting of the stockholders, (ii) his successor has been elected and qualified, or (iii) the director resigns.

Mr. Brown has also been the president, secretary and treasurer of RadioTower since August 9, 1999.

With the exception of Mr. Cocks, none of the other directors of RadioTower hold any other directorships in any other reporting company. Mr. Cocks is a director of Maracote International Resources Inc. and Oromin Exploration Ltd.

Alan Brown o Mr. Brown (33 years old) is a fifth level Certified General Accountant and belongs to the Certified General Accountant's Association of Canada. Mr. Brown is knowledgeable in all aspects of corporate finance. Mr. Brown attended Malaspina University College. In the past five years, Mr. Brown has worked for Hazelwood Group as a controller (May-95 to April-99) and for Purtzki Carle Thiesson, Chartered Accountants as a public accountant (November-93 to April-95).

Paul Valkama o Mr. Valkama (35) has been envisioning interactive solutions for over 12 years while working with a variety of clients. Mr. Valkama has created a 13 web sites - nine for clients, one for demonstration

(SoftAd Communications) and three versions of RadioTower's site. For each client site, Mr. Valkama was responsible for consulting with the client and designing/developing the site and marketing them on the Internet. These sites were promotional sites for the following clients: Mountain Shadow Pub, Design Sportswear Ltd., Smart-Text Solutions Inc., Sundance Trampolines, Donovan Sales, 777 Online, Trimseal Plastics, Reef RV Rentals, and Pacific Coach Lines. Mr. Valkama also has a broad range understanding of all aspects of the Internet, including design, graphics, scripting, serving, testing and marketing. Mr. Valkama has been the President of SoftAd Communications Inc., a web site design firm in Vancouver, British Columbia, since 1996. His educational background includes a BA in Communications from Simon Fraser University and a Diploma in Information Technology from Capilano College, both located in British Columbia. From 1994 to 1996 Mr. Valkama worked as an independent owner-operator in the courier industry, under contract to Loomis Rush Messengers.

Jeff Cocks o Mr. Cocks (37) has an extensive financial and administrative background. He presently serves as a private financial consultant for a number of publicly traded companies and serves as a director for two CDNX listed companies - Maracote International Resources Ltd. and Oromin Explorations Ltd. Mr. Cocks completed the Canadian Securities Course in 1985. In the last five years, Mr. Cocks has worked for Madison Enterprises as a financial consultant.

(B)      IDENTIFY SIGNIFICANT EMPLOYEES


RadioTower has four significant employees, Alan Brown, Paul Valkama, Henry Valkama, and Emanuel Hajek, all of which are full time employees.

Henry Valkama o Mr. Valkama (38) received his degree in Business Administration from Simon Fraser University in 1986. Mr. Valkama has an extensive background in computers and the Internet. Mr. Valkama began working for RadioTower full time as of January 1998, primarily focusing on marketing and product development. Previous to that, Mr. Valkama worked as an independent small business consultant in marketing, promotion and sales with numerous firms such as Komodo Electric Ltd., Blue Steel Ltd., and Accidentaly Bent Collision Repairs Ltd.

Emanuel Hajek o Mr. Hajek (30) began working at RadioTower in September 1999 as Vice President of Corporate Development. In the previous five years he worked extensively in the film and music industry. Mr. Hajek served as the Vice President of Corporate Affairs for Adam Records (March 1995 to February 1997) and for International Entertainment Group ("IEG") (March 1997 to June 1999). He also served as producer and production manager of two independent short films for IEG. In 1987, Mr Hajek attended Capilano College for the first year of a two year marketing program.


(C)      FAMILY RELATIONSHIPS

With the exception of Paul Valkama and Henry Valkama, who are brothers, there are no family relationships among the directors, executive officers or persons nominated or chosen by RadioTower to become directors or executive officers.

(D)      INVOLVEMENT IN CERTAIN LEGAL PROCEEDINGS

         (1) No bankruptcy petition has been filed by or against any business of which any director was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time.

         (2) No director has been convicted in a criminal proceeding and is not subject to a pending criminal proceeding (excluding traffic violations and other minor offences).

         (3) No director has been subject to any order, judgement, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities.

         (4) No director has been found by a court of competent jurisdiction (in a civil action), the Securities Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, that has not been reversed, suspended, or vacated.

ITEM 6.  EXECUTIVE COMPENSATION.


RadioTower paid an aggregate CDN$27,000 and accrued an aggregate $20,000 to its named executive officers during its 1999 fiscal year.


                           SUMMARY COMPENSATION TABLE

                                                                                  Long-term compensation
                                                                   ==================================================

                                  Annual compensation                Awards             Payouts

                                                        Other                  Securities
                                                        annual    Restricted    underlying               All other
                                                     compensation   stock       options/     LTIP       compensation
   Name and principal               Salary    Bonus       ($)       awards         SARs        Payouts      ($)
        position            Year     ($)       ($)        (e)         ($)           (#)          ($)        (i)
           (a)              (b)      (c)       (d)                    (f)           (g)          (h)
-------------------------- ------- --------- --------- ---------- ------------ -------------- ---------- -----------

Anthony England, CEO       1998     none      none      none        none          none         none        none
May 1998-Aug 1999          1999     none      none      none        none          none         none        none
                           2000     n/a       n/a       n/a         n/a           n/a          n/a         n/a

-------------------------- ------- --------- --------- ---------- ------------ -------------- ---------- -----------

Alan Brown, CEO             1999               none      none        none          none         none        none
Aug 1999-Feb 2000                  20,000
                                     (1)

                            2000   8,000       none      none        none          none         none        none
                                     (1)


-------------------------- ------- --------- --------- ---------- ------------ -------------- ---------- -----------

Paul Valkama, Director      1999               none      none        none          none         none        none
Apr 1999 - Feb 2000                 27,000
                            2000    6,000      none      none        none          none         none        none

-------------------------- ------- --------- --------- ---------- ------------ -------------- ---------- -----------


(1) These amounts have accrued and Mr. Brown has received 600,000 shares at $0.01 per share as partial payment of his salary.

     See "Item 4. Recent Sale of Unregistered Securities" for more details.


Since RadioTower's incorporation, no stock options, stock appreciation rights, or long-term incentive plans have been granted, exercised or repriced.


Currently, there are no arrangements between RadioTower and any of its directors whereby such directors are compensated for any services provided as directors other than the oral arrangement between RadioTower and each of Alan Brown and Jeffs Cocks. In September 1999, RadioTower agreed to pay Mr. Brown a monthly salary of $4,000 and to pay Mr. Cocks a monthly salary of $1,000 for acting as a director of the Company. The parties agreed that the salaries would accrue at no interest and be payable in the future when the funds are available. There is no term to these agreements as they were oral agreements and can be terminated at any time. As of the end of February 2000, Mr. Brown has accrued an aggregate $28,000, of which $6,000 has been paid by the issuance of 600,000 shares at $0.01 per share. As for Mr. Cocks, he has accrued an aggregate $7,000, of which $5,000 has been paid by the issuance of 500,000 shares at $0.01 per share. See Note #3 and Note #5 of the audited financial statements for December 31, 1999 for more details.

In April 1999, RadioTower agreed with each of Paul Valkama and Henry Valkama to retain them as employees and to pay each of them CDN$3,000 per month. There is no term to these agreements as they were oral agreements and can be terminated at any time.

Except for the oral agreements with each of Paul Valkama and Henry Valkama, there are no other employment agreements between RadioTower and any named executive officer, and there are no employment agreements or other compensating plans or arrangements with regard to any named executive officer which provide for specific compensation in the event of resignation, retirement, other termination of employment or from a change of control of RadioTower or from a change in a named executive officer's responsibilities following a change in control.

ITEM 7.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

(A)      RELATIONSHIPS WITH INSIDERS


One material transaction undertaken by RadioTower since its incorporation is its acquisition of the domain asset of Radiotower.com from Paul Valkama and Henry Valkama pursuant to a Purchase Agreement among RadioTower, Paul Valkama and Henry Valkama dated March 12, 1999. The assets included the domain name, a database of radio stations and a website, which RadioTower has completely redeveloped since the acquisition. As full consideration for the domain asset, RadioTower issued an aggregate 6,500,000 shares of common stock at $0.001 per share to Paul Valkama and Henry Valkama, as joint tenants. See Exhibit 6.1 - Purchase Agreement for more details.

Another material transaction between RadioTower and its insiders involved cash advances made to RadioTower. In December 1998, two shareholders lent RadioTower $64,975. The loan was evidenced by a non-interest bearing promissory note payable on December 31, 2000. See Note #5 of the audited financial statements for December 31, 1999 for more information.

Also, in December 1998, B-Mac Trading Inc., Barry Clemiss, Thomas Gardner, Leslie Rutledge and Sharon Ivancoe advanced an aggregate $15,000 to RadioTower to pay management fees, a legal retainer and to reduce a payable to a related party. RadioTower repaid the advances in full by issuing an aggregate 1,500,000 shares to the lenders at $0.01 per share. See "Item 4. Recent Sale of Unregistered Securities" and Notes #3 and #5 of the audited financial statements for December 31, 1999 for more information.

Except as stated above or as stated elsewhere, no member of management, executive officer or security holder had any direct or indirect interest in any other transaction with RadioTower.


(B)      TRANSACTIONS WITH PROMOTERS


Alan Brown and Jeffs Cocks are the promoters of RadioTower. The promoters have provided and continue to provide services for the organization of RadioTower and for the development of RadioTower's website. To date, there have been no transactions with either promoter.


ITEM 8.  DESCRIPTION OF SECURITIES.

(A)      COMMON OR PREFERRED STOCK

The authorized common stock of RadioTower is 50,000,000 shares of common stock with a par value of $0.001 per share, of which 15,500,000 shares are issued and outstanding as of the date of this filing, and 1,000,000 shares of preferred stock with a par value of $0.01 per share, of which no shares have been issued. All of the issued and outstanding shares of common stock are fully paid and non-assessable.

All shares of both common stock and preferred stock have equal voting rights and, when validly issued, are entitled to one vote per share in all matters to be vote upon by the stockholders. The shares have no pre-emptive, subscription, conversion or redemption rights and may be issued only as fully paid and non-assessable shares. Cumulative voting in the election of directors is not permitted, which means that the holders of a majority of the issued and outstanding shares of common stock represented at any stockholder meeting at which a quorum is present, will be able to elect the entire Board of Directors if they so choose and, in such event, the holders of the remaining shares of common stock will not be able to elect any directors. Holders of shares of common stock are entitled to share rateable in distributions, as may be declared from time to time by the Board of Directors in its discretion, from funds legally available for distribution.

There is no provision in RadioTower's Articles of Incorporation or By-laws that would delay, defer or prevent a change in control of RadioTower with the exception of Article II of the Articles of Incorporation. Article II provides that the Board of Directors of RadioTower may fix and determine the designations, rights, preferences or other variations of each class or series within each class of capital stock of RadioTower. If the Board of Directors exercised this ability, it may have the potential to defer or prevent a change of control of RadioTower.


(B)      DEBT SECURITIES

RadioTower is not offering any debt securities.

(C)      OTHER SECURITIES TO BE REGISTERED

RadioTower is not registering any other securities of its capital at this time other than its common stock.

                                     PART II

ITEM 1. MARKET PRICE OF AND DIVIDENDS ON RADIOTOWER'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

(A)      MARKET INFORMATION

RadioTower's common stock is quoted on the pink sheets under the symbol "RTOW".

--------------------------------- ------------------- --------------------- ----------------------------
         QUARTER PERIOD                HIGH BID             LOW BID                   SOURCE
--------------------------------- ------------------- --------------------- ----------------------------
     July - September 1998              $0.01                $0.01                  Quicken.com
--------------------------------- ------------------- --------------------- ----------------------------
    October - December 1998             $0.01                $0.01                  Quicken.com
--------------------------------- ------------------- --------------------- ----------------------------

    January - March 1999 [1]            $0.01                $0.01                  Quicken.com

--------------------------------- ------------------- --------------------- ----------------------------
       April - June 1999                $4.38                $0.02                  Quicken.com
--------------------------------- ------------------- --------------------- ----------------------------
     July - September 1999              $1.75                $0.375                 Quicken.com
--------------------------------- ------------------- --------------------- ----------------------------

    October - December 1999             $0.27                $0.02                  Quicken.com

--------------------------------- ------------------- --------------------- ----------------------------

    January - February 2000             $1.84                $0.17                Stockwatch.com

--------------------------------- ------------------- --------------------- ----------------------------

[1] Any stock prices reflected prior to March 12, 1999 are those of Magnum Ventures Inc. and are not representative of the current business activities reflected throughout this Form 10-SB.


Quotations for RadioTower's common shares reflect inter-dealer prices, without retail markup, markdown or commission and may not represent actual transactions.

(B)      HOLDERS


RadioTower has approximately 12 holders of record of common stock as of the date of this filing.


(C)      DIVIDENDS

No dividends have been declared on RadioTower's common stock.

Except for the lack of funds, there are no restrictions that limit the ability of RadioTower to pay dividends on RadioTower's common stock.

ITEM 2.  LEGAL PROCEEDINGS.

RadioTower is not a party to any pending legal proceedings, and to the best of RadioTower's knowledge, none of RadioTower's assets are the subject of any pending legal proceedings.

ITEM 3.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS.

RadioTower's principal independent accountant, Stark Tinter & Associates, LLC, has not changed since the date of incorporation and there have been no disagreements with RadioTower's principal independent accountant.

ITEM 4.  RECENT SALE OF UNREGISTERED SECURITIES.


On May 5, 1998, the Board of Directors authorized the issuance of an aggregate 3,500,000 shares of common stock at $0.01 for a total offering price of $35,000 for investments purposes in a private transaction. The offering was fully subscribed for. However, RadioTower only received $20,000 in cash. The remaining $15,000 was used to repay advances made to RadioTower. RadioTower repaid these advances by issuing an aggregate 1,500,000 shares to B-Mac Trading Inc., Barry Clemiss, Thomas Gardner, Leslie Rutledge and Sharon Ivancoe. See Notes #3 and #5 of the audited financial statements for more details. These shares were sold in July 1998 and issued in December 1998. RadioTower relied upon Sections 3(b) and 4(2) of the Securities Act of 1933 and Rule 504 of Regulation D. This offering was not accompanied by any general advertisement or any general solicitation. The subscribers were provided with and acknowledged receipt of RadioTower's private placement offering memorandum. RadioTower also received from each subscriber a completed and signed subscription agreement containing certain representations and warranties, including, among others, that the subscribers had bought the shares for their own investment accounts.


The following is a list of the subscribers that subscribed for shares in the May 5, 1998 private placement.

                               NAME OF SUBSCRIBERS

    Heather Alexander                  Annandale Investment Corporation             B-Mac Trading Inc.
    Leah Balderson                     Shane Barber                                 William Bowker
    Barry Clemiss                      Candiss Cox                                  Michael dePfyffer
    Dresden Investments S.A.           Chris England                                Tim England
    Christine Ferguson                 Randy Fraser                                 Thomas Gardner
    Rob Griffis                        Danielle Halls                               Shane Ivancoe
    Debbie Jackson                     Scd Jackson                                  Maxine Knight
    Timothy S. Kravjanski              Marcella Lamdureux                           Fred McDonald
    Julie Pearson                      Philip Rooyakkers                            Leslie Rutledge
    Kerry Semple                       Andrew Smart                                 Richard Strachan
    Gerry Vipond                       Douglass Wallace                             Daniel J. Walsh
    Jason Walsh                        Damerka Ward


On March 5, 1999, the Board of Directors authorized the issuance of 6,500,000 shares of common stock at $0.001 per share as consideration to be paid to Paul Valkama and Henry Valkama for the purchase of the RadioTower Interactive business. These share were issued on March 31, 1999. RadioTower relied upon Sections 3(b) and 4(2) of the Securities Act of 1933 for this private transaction. See Exhibit #6.1 - Purchase Agreement for more details.

On March 12, 1999, the Board of Directors authorized the issuance of an aggregate 2,500,000 shares of common stock at $0.01 for a total offering price of $25,000. The offering was fully subscribed and RadioTower received $25,000 in cash. These share were sold and issued on March 31, 1999. RadioTower relied upon
Section 4(2) of the Securities Act of 1933 and Rule 504 of Regulation D for this private transaction. This offering was not accompanied by any general advertisement or any general solicitation. The subscribers were provided with and acknowledged receipt of RadioTower's private placement offering memorandum. RadioTower also received from each subscriber a completed and signed subscription agreement containing certain representations and warranties, including, among others, that the subscribers had bought the shares for their own investment accounts.


The following is a list of the subscribers that subscribed for shares in the March 12, 1999 private placement.

                               NAME OF SUBSCRIBERS


    Dorothy McNabb                           Lisa McNabb                            Tracy Rehmke
    Coleen Panchinski                        Larry McNabb                           Kandice Keith
    Jason Walsh                              Valerie Greer                          Pacific Rim Capital


On September 29, 1999, the Board of Directors authorized the issuance of an aggregate 3,000,000 shares of common stock at $0.01 for a total offering price of $30,000. The offering was fully subscribed for. However, RadioTower only received $19,000 in cash. The remaining $11,000 was received by RadioTower as past consideration in the form of accrued management wages - $6,000 owed to Alan Brown and $5,000 owed to Jeff Cocks. RadioTower paid these accrued wages by issuing 600,000 shares to Alan Brown and 500,000 shares to Jeff Cocks. See "Item
6. Executive Compensation" and Notes #3 and #5 of the audited financial statements for more information. These shares were sold on September 29, 1999 and issued on February 8, 2000. RadioTower relied upon Section 4(2) of the Securities Act of 1933 and Regulation S for this private transaction. This offering was not accompanied by any general advertisement or any general solicitation. RadioTower received from each subscriber a completed and signed subscription agreement containing certain representations and warranties, including, among others, that the subscribers had bought the shares for their own investment accounts and that they were not a U.S. person. These shares are restricted securities and are subject to resale restrictions under Regulation S and Rule 144.


The following is a list of the subscribers that subscribed for shares in the September 29, 1999 private placement.

                               NAME OF SUBSCRIBERS


       Alan Brown                                      Emanuel Hajek           Escape Enterprises Ltd.
       Jeff Cocks              Suzanne Kemp            Tech Equities Ltd.      Skyline Properties Ltd.


RadioTower paid no underwriting discounts or commissions in connection with any of its share offerings.


ITEM 5.  INDEMNIFICATION OF DIRECTORS AND OFFICERS.

Articles V and VI of the Articles of Incorporation and Article VI of the By-Laws of RadioTower set forth certain indemnification rights. The By-Laws of RadioTower provide that RadioTower will indemnify its directors and officers from any action, suit or proceeding, whether civil, criminal, administrative, or investigative to the fullest extent that indemnification is legally permissible under the laws of Nevada. The By-laws further provide that any expenses of the directors and officers incurred in defending an action, suit, or proceeding must be paid by RadioTower as these expenses are incurred and in advance of the final disposition of the action, suit, or proceeding.

RadioTower may also purchase and maintain insurance or make other financial arrangements for the benefit of any director or officer who is or was a director or officer of RadioTower and such insurance may cover claims for which RadioTower could not indemnify such director or officer. Currently, RadioTower has not purchased any such insurance or made any such financial arrangements.

The Articles of RadioTower provide that no director or officer is personally liable to RadioTower or its stockholders for damages for breach of fiduciary duty as a director or officer.

The Nevada Private Corporations Act provides that RadioTower may indemnify its directors and officers if the directors and officers acted in good faith and in a manner the directors and officers believed to be in the best interest of RadioTower and had no reasonable cause to believe the conduct was unlawful.


Insofar as indemnification for liabilities arising under the Securities Act of 1933 may be permitted to officers, directors or persons controlling RadioTower pursuant to the foregoing, such indemnification may be against public policy as expressed in the Securities Act of 1933, and would therefore be unenforceable.


Except as referred to above, no controlling person, director or officer of RadioTower is insured or indemnified by any statute, charter provisions, by-laws, contract or other arrangement.

                                    PART F/S

The audited financial statements of RadioTower and related notes which are included in this registration statement have been examined by Stark Tinter & Associates, LLC, and have been included in reliance upon the opinion of such accountants given upon their authority as an expert in auditing and accounting.

                                    PART III

ITEMS 1 AND 2.             INDEX TO AND DESCRIPTION OF EXHIBITS.

EXHIBIT                                               DESCRIPTION


Exhibit A             1.  Audited Financial Statements as of December 31, 1998 for the period      Filed
                      May 5, 1998 (inception) to December 31, 1998

                      2. Interim financial statements as of June 30, 1999 for the period May 5, Filed 1998 (inception) to June 30, 1999.

                      3.  Audited Financial Statements as of December 31, 1999 for the period      Included
                      December 31, 1998 to December 31, 1999

Exhibit 2.1           Corporate Charter                                                            Filed
Exhibit 2.2           Articles of Incorporation                                                    Filed
Exhibit 2.3           Certificate of Amendment of Articles of Incorporation                        Filed
Exhibit 2.4           By-Laws                                                                      Filed
Exhibit 3             Instruments defining the rights of security holders                          None
Exhibit 5             Voting Trust Agreement                                                       None
Exhibit 6.1           Purchase Agreement                                                           Filed
Exhibit 6.2           Licensing Agreement with Global Media                                        Included
Exhibit 6.3           Site Contract with Burst Media                                               Included
Exhibit 6.4           Interim Licensing Agreement with Destiny Media Technologies Inc.             Included
Exhibit 6.5           Master Distributor Agreement with Pronet Enterprises Ltd.                    Included
Exhibit 6.6           Contract with Eline Technologies Inc.                                        Included
Exhibit 7             Material Foreign Patents                                                     None
Exhibit 12            Additional Exhibits                                                          None
Exhibit 27            Financial Data Schedule                                                      Included


                                   SIGNATURES


Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, RadioTower has duly caused this registration statement to be signed on its behalf by the undersigned, who is duly authorized.

                                               RADIOTOWER.COM, INC.


Dated MARCH 7, 2000                            By:  /S/ ALAN BROWN
                                                  ------------------------------
                                                        ALAN BROWN - PRESIDENT

                               RadioTower.com Inc.
                            fka Magnum Ventures Inc.
                          (A Development Stage Company)
                          As of and for the year ended
                               December 31, 1999,
                       the period May 5, 1998 (inception)
                            to December 31, 1998 and
                       the period May 5, 1998 (inception)
                              to December 31, 1999

                               RadioTower.com Inc.
                            fka Magnum Ventures Inc.
                          (A Development Stage Company)
                                Table of Contents

                                                                    Page
                                                                   ------

         Report of Independent Auditors                              F-2

         Balance Sheet                                               F-3

         Statements of Operations                                    F-4

         Statement of Changes in Stockholders' Equity                F-5

         Statements of Cash Flows                                    F-6

         Notes to Financial Statements                               F-7 - F-12

[GRAPHIC OMITTED]STARK TINTER & ASSOCIATES, LLC
                 ---------------------------------------------------------------
                                                   Certified Public Accountants
                                                          Financial Consultants


                         REPORT OF INDEPENDENT AUDITORS


Shareholders and Board of Directors
RadioTower.com, Inc.
322 - 425 Carrall Street
Vancouver, British Columbia V6B 6E3

We have audited the accompanying balance sheet of RadioTower.com, Inc. (a development stage company) fka Magnum Ventures Inc. as of December 31, 1999, and the related statements of operations, changes in stockholders' equity, and cash flows for the year ended December 31, 1999, the period from May 5, 1998 (inception) to December 31, 1998 and the period from May 5, 1998 (inception) to December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of RadioTower.com, Inc. (a development stage company) fka Magnum Ventures Inc. as of December 31, 1999, and the results of its operations, and its cash flows for the year ended December 31, 1999, the period from May 5, 1998 (inception) to December 31, 1998 and the period from May 5, 1998 (inception) to December 31, 1999, in conformity with generally accepted accounting principles.



Stark Tinter & Associates, LLC
Denver, Colorado
February 4, 2000


         7535 East Hampden Avenue, Suite 109 o Denver, Colorado 80231 o
                        (303)694-6700 Fax (303) 694-6761

                               RadioTower.com Inc.
                            fka Magnum Ventures Inc.
                          (A Development Stage Company)
                                  Balance Sheet
                                December 31, 1999

                                     ASSETS

Current assets:
  Cash                                                            $  1,762

Other assets:
  Domain asset, net                                                 54,167
  Property, plant & equipment                                        4,079
                                                                  --------

                                                                  $ 60,008
                                                                  ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable and accrued liabilities                        $ 29,289
                                                                  --------

Other liabilities:
  Loans payable - stockholders                                      64,975

Commitments and contingencies

Stockholders' equity:
  Preferred stock, $0.01 par value,
     1,000,000 shares authorized, none outstanding                      --
  Common stock, $0.001 par value,
     50,000,000 shares authorized,
    12,500,000 shares issued                                        12,500
  Additional paid in capital                                       110,618
  Common stock subscriptions                                        30,000
  Deficit accumulated during the
     development stage                                            (187,107)
  Accumulated other comprehensive income:
    Cumulative translation adjustment                                 (267)
                                                                  --------
                                                                   (34,256)
                                                                  --------

                                                                  $ 60,008
                                                                  ========

    The accompanying notes are an integral part of the financial statements.

                               RadioTower.com Inc.
                            fka Magnum Ventures Inc.
                          (A Development Stage Company)
                            Statements of Operations


                                                                             For the Period         For the Period
                                                                               May 5, 1998            May 5, 1998
                                                    For the Year Ended        (inception) to        (inception) to
                                                     December 31, 1999       December 31, 1998     December 31, 1999
                                                    ------------------       -----------------    ------------------
Revenue                                                $       848             $        --          $       848

Costs and expenses:
  Selling, general and administrative                      143,680                  25,956              169,636
  Amortization                                              11,536                     109               11,645
  Loss on investment in mineral property                        --                   5,000                5,000
                                                      ------------             -----------          -----------
       Total operating expenses                            155,216                  31,065              186,281
                                                      ------------             -----------          -----------

Operating (loss)                                          (154,368)                (31,065)            (185,433)

Other income (expense)
  Interest expense                                            (327)                     --                 (327)
  Other expense                                             (1,347)                     --               (1,347)
                                                      ------------             -----------          -----------

Net (loss)                                                (156,042)                (31,065)            (187,107)

Other comprehensive income:
  Foreign currency translation adjustment                     (267)                     --                 (267)
                                                      ------------             -----------          -----------

Comprehensive (loss)                                  $   (156,309)            $   (31,065)         $  (187,374)
                                                      ============             ===========          ===========

Per share information:
  Weighted average number
  of common shares outstanding - basic and diluted       9,452,055               2,362,500            6,628,713
                                                      ============             ===========          ===========

Net (loss) per common share - basic and diluted        $     (0.02)            $     (0.01)         $     (0.03)
                                                      ============             ===========          ===========



The accompanying notes are an integral part of the financial statements.

                              Radio Tower.com Inc.
                            fka Magnum Ventures Inc.
                          (A Development Stage Company)
                  Statement of Changes in Stockholders' Equity
               May 5, 1998 (inception) through December 31, 1999




                                                                                                  Deficit
                                         Common Stock                          Commone          Accumulated    Cumulative
                                  -------------------------   Additional        Stock           During the     Translation
                                    Shares         Amount   Paid in Capital  Subscriptions  Development Stage  Adjustment    Total
                                  --------------------------------------------------------------------------------------------------

Issuance of stock for
  cash at $0.01 per share
  (net of issuance costs)          2,000,000   $    2,000   $   16,118      $    --         $      --          $   --     $  18,118

Issuance of stock for
  repayment of advances
  at $0.01 per share               1,500,000        1,500       13,500           --                --              --        15,000

Net (loss) for the period                 --           --           --           --           (31,065)             --       (31,065)
                                  --------------------------------------------------------------------------------------------------

Balance at December 31, 1998       3,500,000        3,500       29,618           --           (31,065)             --         2,053
                                  --------------------------------------------------------------------------------------------------

Issuance of stock for
  purchase of goodwill             6,500,000        6,500       58,500           --                --              --        65,000

Issuance of stock for
  cash at $0.01 per share          2,500,000        2,500       22,500           --                --              --        25,000

Issuance of stock subscriptions
  for cash at $0.01 per share             --           --           --       19,000                --              --        19,000

Issuance of stock subscriptions
   as payment of accrued wages            --           --           --       11,000                --              --        11,000

Foreign currency translation
  adjustment                              --           --           --           --                --            (267)         (267)

Net (loss) for the year                   --           --           --           --          (156,042)             --      (156,042)
                                  --------------------------------------------------------------------------------------------------

Balance at December 31, 1999      12,500,000   $   12,500   $  110,618      $30,000         $(187,107)          $(267)    $ (34,256)
                                  ==================================================================================================


    The accompanying notes are an integral part of the financial statements.

                                 RadioTower.com
                            fka Magnum Ventures Inc.
                          (A Development Stage Company)
                            Statements of Cash Flows



                                                                                       For the Period        For the Period
                                                                                         May 5, 1998           May 5, 1998
                                                                For the Year Ended     (inception) to        (inception) to
                                                                December 31, 1999     December 31, 1998     December 31, 1999
                                                                ------------------    -----------------     -----------------

Cash flows from operating activities:
Net (loss)                                                         $(156,042)            $ (31,065)            $(187,107)
Adjustments to reconcile net (loss) to net
  cash used in operating activities:
  Amortization                                                        11,536                   109                11,645
  Increase in accounts payable and accrued liabilities                35,850                 4,439                40,289
  Loss on investment                                                      --                 5,000                 5,000
  Cumulative translation adjustment                                     (267)                   --                  (267)
                                                                   ---------             ---------             ---------
Net cash (used in) operating activities                             (108,923)              (21,517)             (130,440)
                                                                   ---------             ---------             ---------

Cash flows from investing activities:
  Purchase of fixed assets                                            (4,079)                   --                (4,079)
  Organization costs                                                      --                  (812)                 (812)
  Investment in mineral claims                                            --                (5,000)               (5,000)
                                                                   ---------             ---------             ---------
Net cash (used in) investing activities                               (4,079)               (5,812)               (9,891)
                                                                   ---------             ---------             ---------
Cash flows from financing activities:
  Proceeds from loans payable - shareholders                          64,975                    --                64,975
  Proceeds from related party advances                                    --                15,000                15,000
  Proceeds from stock sales, net of issuance costs                    25,000                18,118                43,118
  Proceeds from stock subscriptions                                   19,000                    --                19,000
                                                                   ---------             ---------             ---------
Net cash provided by financing activities                            108,975                33,118               142,093
                                                                   ---------             ---------             ---------

Increase in cash                                                      (4,027)                5,789                 1,762

Beginning cash                                                         5,789                    --                    --
                                                                   ---------             ---------             ---------

Ending cash                                                        $   1,762             $   5,789             $   1,762
                                                                   =========             =========             =========

Supplemental cash flow information:
  Cash paid for interest                                           $    (327)            $      --             $    (327)
Noncash transactions:
  Issuance of stock for repayment of advances                      $      --             $ (15,000)            $ (15,000)
  Issuance of stock for purchase of goodwill                       $ (65,000)            $      --             $ (65,000)
  Issuance of stock subscriptions in repayment of
    accrued wages                                                  $ (11,000)            $      --             $ (11,000)



    The accompanying notes are an integral part of the financial statements.

                               RadioTower.com Inc.
                            fka Magnum Ventures Inc.
                          (A Development Stage Company)
                          Notes to Financial Statements

         Note 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Organization

         The Company was incorporated on May 5, 1998, in the State of Nevada as Magnum Ventures Inc. On May 18, 1999 the Company changed its name to RadioTower.com, Inc. The Company is in the development stage. During the period, the Company purchased a domain asset, the domain name RadioTower.com, and will utilize the website as its own internet portal which provides free online directories of live radio stations.

         Estimates

         The preparation of the Company's financial statements in conformity with generally accepted accounting principles requires the Company's management to make estimates and assumptions that affect the amounts reported in these financial statements and accompanying notes. Actual results could differ from those estimates.

         Cash and Cash Equivalents

         For purposes of balance sheet classification and the statements of cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

         Financial Instruments

         The carrying amounts for the company's cash and cash equivalents, accounts payable and loans payable - stockholders approximate fair value.

         Property and Equipment

         Property and equipment are being depreciated by the straight-line method over lives of five years. The depreciation methods are designed to expense the cost of the assets over their estimated useful lives.

         Research and Development Costs

         Research and development costs are charged to operations when incurred and are included in selling, general and administrative expenses. The amounts charged to operations for the year ended December 31, 1999, the period May 5, 1998 (inception) to December 31, 1998 and the period May 5, 1998 (inception) to December 31, 1999, were approximately $34,000, nil and $34,000 respectively.

                               RadioTower.com Inc.
                            fka Magnum Ventures Inc.
                          (A Development Stage Company)
                          Notes to Financial Statements

         Foreign Currency Exchange and Translation

         The functional currency of the Company is the U.S. dollar. The Company also has a Canadian dollar bank account it uses for some operations. For reporting purposes, the financial statements are presented in U.S. dollars in accordance with Statement of Financial Accounting Standard No. 52, Foreign Currency Translation. The balance sheet is translated into U.S. dollars at the exchange rates prevailing at the balance sheet date and the statement of operations and cash flows at the average rates for the relevant periods. The Company does not use foreign exchange contracts, interest rate swaps, or option contracts. Translation gains and losses are not included in operations but are accumulated in a separate component of shareholders' equity. Foreign currency transaction gains and losses, which for the year ended
         December 31, 1999 and the period May 5, 1998 (inception) to December 31, 1999 were nil, are included in the results of operations.

         Intangibles

         The domain asset represents the cost of a domain name acquired and is being amortized using the straight-line method over five years. Amortization of the domain asset expensed to operations for the year ended December 31, 1999 and the period May 5, 1998 (inception) to December 31, 1999 was $10,833.

         Product and website development costs incurred in developing the Company's website are accounted for in accordance with SOP 98-1. Product and website development costs include amounts incurred by the Company to develop, enhance, manage, monitor and operate the Company's website. Product development costs, preliminary project and past implementation product costs are expensed as incurred.

         Net loss per common share

         The Company follows Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS No. 128"). Basic earnings per common share ("EPS") calculations are determined by dividing net income by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per common share calculations are determined by dividing net income by the weighted average number of common shares and dilutive common share equivalents outstanding.

         Comprehensive income

         The Company follows Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." SFAS 130 establishes standards for reporting and displaying comprehensive income, its components and accumulated balances. SFAS 130 is effective for periods beginning after December 15, 1997. The Company adopted SFAS 130 in 1998.

                               RadioTower.com Inc.
                            fka Magnum Ventures Inc.
                          (A Development Stage Company)
                          Notes to Financial Statements

         Impairment of long-lived assets

         The Company periodically reviews the carrying amount of property, plant and equipment and its identifiable intangible assets to determine whether current events or circumstances warrant adjustments to such carrying amounts. If an impairment adjustment is deemed necessary, such loss is measured by the amount that the carrying value of such assets exceeds their fair value. Considerable management judgement is necessary to estimate the fair value of assets, accordingly, actual results could vary significantly from such estimates. Assets to be disposed of are carried at the lower of their financial statement carrying amount or fair value less costs to sell. As of December 31, 1999, management does not believe there is any impairment of the carrying amounts of assets.

         Revenue Recognition

         The Company's revenue is primarily related to advertising and electronic commerce transaction revenues. Advertising revenues represent sales of online advertising. Electronic commerce transaction revenues consist of referrals to an advertiser's website where an individual may conduct an electronic commerce transaction. The Company recognizes advertising revenues over the period the ads are displayed on the website. The Company recognizes electronic commerce transaction revenues upon notification from the advertiser of revenues earned by the Company.

         Advertising Costs

         The cost of advertising is expensed as incurred. For the year ended December 31, 1999, the period May 5, 1998 (inception) to December 31, 1998 and the period May 5, 1998 (inception) to December 31, 1999, the Company incurred advertising expense of $11,316, nil and $11,316, respectively, which is included in selling, general and administrative expenses.

         Segment Information

         Effective in 1999, the Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." Certain information is disclosed, per SFAS No. 131, based on the way management organizes financial information for making operating decisions and assessing performance. The Company currently operates in a single segment and will evaluate additional segment disclosure requirements as it expands its operations.

                               RadioTower.com Inc.
                            fka Magnum Ventures Inc.
                          (A Development Stage Company)
                          Notes to Financial Statements

         Recent Pronouncements

         The FASB recently issued Statement No 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of Effective Date of FASB Statement No. 133". The Statement defers for one year the effective date of FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities". The rule now will apply to all fiscal quarters of all fiscal years beginning after June 15, 2000. In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which is required to be adopted in years beginning after June 15, 1999. The Statement permits early adoption as of the beginning of any fiscal quarter after its issuance. The Statement will require the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. The Company has not yet determined if it will early adopt and what the effect of SFAS No. 133 will be on the earnings and financial position of the Company.

         SOP 98-9, "Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions" was issued in December 1998 and addresses software revenue recognition as it applies to certain multiple-element arrangements. SOP 98-9 also amends SOP 98-4, "Deferral of the Effective Date of a Provision of SOP 97-2", to extend the deferral of application of certain passages of SOP 97-2 through fiscal years beginning on or before March 15, 1999. All other provisions of SOP 98-9 are effective for transactions entered into in fiscal years beginning after March 15, 1999. The Company will comply with the requirements of this SOP as they become effective and this is not expected to have a material effect on the Company's revenues and earnings.

         Note 2.  DOMAIN ASSET

         On March 12, 1999, the Company entered into an agreement to purchase the domain name RadioTower.com in exchange for 6,500,000 shares of restricted common stock at a fair value of $0.01 per share. The Company has utilized the domain name for its own internet portal which provides free online directories of live radio stations. This transaction will be accounted for as the purchase of a domain asset. The Company will conduct business under the name Radiotower.com.

         The following is a summary of the domain asset as of December 31, 1999, less accumulated amortization:

                   Domain asset                     $ 65,000
                   Less accumulated amortization     (10,833)
                                                    ---------
                   Net domain asset                 $ 54,167
                                                    =========

                               RadioTower.com Inc.
                            fka Magnum Ventures Inc.
                          (A Development Stage Company)
                          Notes to Financial Statements

         Note 3.  STOCKHOLDERS' EQUITY

         During the period May 5, 1998 (inception) to December 31, 1998, 2,000,000 shares of common stock $0.001 par value were issued to various investors for cash of $20,000 in a private placement pursuant to Regulation D, Rule 504. Issuance costs were $1,882.

         During the period May 5, 1998 (inception) to December 31, 1998, 1,500,000 shares of common stock $0.001 par value were issued in exchange for repayment of advances aggregating $15,000.

         During the year ended December 31, 1999, 6,500,000 shares of common stock $0.001 par value were issued in consideration for the domain asset and domain name RadioTower.com.

         During 1999, 2,500,000 shares of common stock $0.001 par value were issued to various investors for cash of $25,000 in a private placement pursuant to Regulation D, Rule 504.

         In 1999, stock subscriptions for 1,900,000 shares of common stock were issued for cash of $19,000. Common stock was issued in February, 2000 pursuant to Regulation S, Rule 144.

         Also in 1999, stock subscriptions for 1,100,000 shares of common stock were issued in exchange for payment of accrued wages of $11,000. Common stock was issued in February, 2000 pursuant to Regulation S, Rule 144.

         Note 4.  LOSS ON INVESTMENT IN MINERAL PROPERTY

         The Company entered into an Option to Purchase agreement on June 4, 1998, to acquire the rights to mineral property claims located in the Liard Mining Division, British Columbia. The agreement was made with an unrelated party. The terms of the agreement required the Company to make an initial cash payment to the party in the amount of $5,000, which it made during the period. Further required payments were not made and during the period, the agreement was voided. Therefore, the initial cash investment was charged to expense as a loss on investment.

         Note 5.  RELATED PARTY TRANSACTIONS

         During the period from May 5, 1998 (inception) to December 31, 1998, business associates of the sole officer and director of the Company ("sole officer"), advanced to the Company $15,000. The funds were used to pay for management fees, a legal retainer and to reduce the other payable to a related party. The sole officer's associates were repaid through the issuance of 1,500,000 shares.

         During the year ended December 31, 1999, shareholders of the Company loaned to the Company $64,975 in exchange for promissory notes. The notes bear no interest and are due at various dates through May 2000.

                               RadioTower.com Inc.
                            fka Magnum Ventures Inc.
                          (A Development Stage Company)
                          Notes to Financial Statements

         Note 6.   OPERATING LEASE

         The Company leases office space under an operating lease, which expires in June 2000.

         Minimum future rental payments under this non-cancelable operating lease which has a remaining term of six months is $8,400 at December 31, 1999. Rent expense was $4,914 for the year ended December 31, 1999 and the period May 5, 1998 (inception) to December 31, 1999.

         Note 7.  INCOME TAXES

         The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109 (FAS 109), `Accounting for Income Taxes", which requires use of the liability method. FAS 109 provides that deferred tax assets and liabilities are recorded based on the differences between the tax basis of assets and liabilities and their carrying amounts for financial reporting purposes, referred to as temporary differences. Deferred tax assets and liabilities at the end of each period are determined using the currently enacted tax rates applied to taxable income in the periods in which the deferred tax assets and liabilities are expected to be settled or realized.

         The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before provision for income taxes. The sources and tax effects of the differences are as follows:

                 Income tax provision at
                  the federal statutory rate                35%
                 Effect of operating losses                (35)%
                                                          ----
                                                            --
                                                          ====

         As of December 31, 1999, the Company has a net operating loss carryforward of approximately $176,000 for tax purposes which will be available to offset future taxable income. If not used, these carryforwards will expire in 2019. The tax benefit of these net operating and capital losses has been offset by a full allowance for realization. This carryforward may be limited upon the consummation of a business combination under IRC Section 381.