Form 10KSB
period 1999-12-31
RADIOTOWER COM INC
filed 2000-03-30
CIK 1098578

United states
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

[x] Annual  report under section 13 0r 15(d) of the  securities  exchange act of
1934

For the fiscal year ended  December 31,1999
                          -----------------

[ ] transition report under section 13 0r 15(d) of the securities exchange act of 1934

For the transition period from                        to
                               ----------------------
Commission file number


                                 RADIOTOWER.COM, INC.
================================================================================
                    (Name of Small Business Issuer in its charter)


Incorporated in the State of Nevada                       91-1921581
-----------------------------------         ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)


322 - 425 Carrall Street, Vancouver, British Columbia                V6B 6E3
-----------------------------------------------------                -------
               (Address of principal executive offices)             (Zip Code)

Issuer's telephone number  (604) 605-1357
                           --------------


Securities to be registered pursuant to Section 12(b) of the Act:

    Title of each class                Name of each exchange on which registered

           None                                                       N/A
--------------------------------      ------------------------------------------

Securities to be registered pursuant to Section 12(g) of the Act:


                        Common Stock - $0.001 par value
================================================================================
                                (Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the last 12 months (or for such shorter period that the registrant was required to file such reports) Yes [x] No [ ], and (2) has been subject to such filing requirements for the past 90 days.
Yes [ ] No [x]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer's revenues for its most recent fiscal year.               $848.00

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days $15,655,000 as of March 29, 2000

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

                   Class                        Outstanding at December 31, 1999
                   -----                        --------------------------------

               Common Stock - $0.001 par value                      15,500,000

Documents incorporated by reference:        None

Transitional Small Business Disclosure Format (Check one): Yes [x]     No   [ ]

                    INFORMATION REQUIRED IN ANNUAL REPORTS OF
                       TRANSITIONAL SMALL BUSINESS ISSUERS

                                     PART I

Item 6.  Description of Business.

(a)      Business Development

RadioTower.com, Inc. ("RadioTower") was incorporated under the laws of the State of Nevada on May 5, 1998 under the original name "Magnum Ventures Inc." RadioTower changed its name on May 18, 1999 to "RadioTower.com, Inc."

Initially, RadioTower was in the mining business and on June 4, 1998, acquired the right to purchase some mineral claims. However, this was the extent of RadioTower's operation as a mining company and its involvement in the mining industry. RadioTower did not do any testing on or developing of the mineral claims. See Note #4 of the December 31, 1999 financial statements for more information. In March 1999, the board of directors decided to abandon its rights to the mineral claims and not to make any further option payments, resulting in the termination of the option. RadioTower ceased all mining industry activities at this time, and the board of directors decided to enter into the radio Internet business.

RadioTower has not been involved in any bankruptcy, receivership or similar proceedings. There has been no material reclassification, merger, consolidation or purchase or sale of a significant amount of assets not in the ordinary course of RadioTower's business with the exception of the acquisition of the domain asset of Radiotower.com from Paul Valkama and Henry Valkama. See "Item 11. Interest of Management and Others in Certain Transactions".

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

Site users must have a multi-media computer with free downloadable copy of RealPlayer installed. Audio quality depends on speed of Internet connection, computer speed and quality of a particular station's host server. Users can search for a station by name, country, category or keyword search. Once a station is located, the user simply clicks on the play button beside each station to listen. The user is free to continue to browse RadioTower's site, surf other websites and work at home or in the office while listening to the radio station. New stations are constantly being added to the RadioTower's database.

RadioTower only contains listings for those radio stations that already broadcast their signals over the Internet using Real Audio.

Principal Products or Services and their Markets
------------------------------------------------

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

Distribution Methods
--------------------

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

Status of Publicly Announced New Product or Service
---------------------------------------------------

RadioTower' site is constantly under development. RadioTower will work with other Internet development firms to create more powerful software. RadioTower will partner with content providers and other Internet sites to maximize the reach and ability of its offerings. Some features RadioTower plans to offer include:

         o highly targeted rich media ads (audio banners) that increase the value of our partners' content.
         o customizable one-click access to an array of preselected audio reports and audio updates on specific topics, such as NFL reports or OTC-BB reports.
         o information about the song and artist which is currently playing, relevant links and one-click album purchase.
         o        Internet audio hosting services

Expenditures on Research and Development During the Last Two Fiscal Years
-------------------------------------------------------------------------

$34,000 has have been spent on research and development activities since the date of RadioTower's incorporation. None of these costs were borne directly by the customers of RadioTower.

Number of Total Employees and Number of Full Time Employees
-----------------------------------------------------------

RadioTower has four employees, all of which are fulltime employees. RadioTower is in the process of hiring programmers and designers on a consultant basis and will continue to do so as the need arises.

Requirement for Government Approval of Principal Products or Services
---------------------------------------------------------------------

Currently, there is no requirement for RadioTower to obtain any governmental approval on any of its products or services.

Effect of Existing or Probable Governmental Regulations on RadioTower's Business
--------------------------------------------------------------------------------

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

Sources, Raw Materials and Principal Suppliers
----------------------------------------------

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

Dependence on One or a Few Major Customers
------------------------------------------

RadioTower does not have any major customers that it depends on. However, RadioTower's advertising revenue depends on the selling of ad inventory by its advertising agent, Burst Media, and RadioTower's main e-commerce revenue depends on order taking and fulfilment by Global Media.

Patents/Trade Marks/Licences/Franchises/Concessions/Royalty Agreements or Labour Contracts
---------

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

Plan of Operation
-----------------

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

Item 7.  Description of Property.

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


Item 8.  Directors, Executive Officers and Significant Employees

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

Alan Brown - Mr. Brown (33 years old) is a fifth level Certified General Accountant and belongs to the Certified General Accountant's Association of Canada. Mr. Brown is knowledgeable in all aspects of corporate finance. Mr. Brown attended Malaspina University College. In the past five years, Mr. Brown has worked for Hazelwood Group as a controller (May-95 to April-99) and for Purtzki Carle Thiesson, Chartered Accountants as a public accountant (November-93 to April-95).

Paul Valkama - Mr. Valkama (35) has been envisioning interactive solutions for over 12 years while working with a variety of clients. Mr. Valkama has created a 13 web sites - nine for clients, one for demonstration (SoftAd Communications) and three versions of RadioTower's site. For each client site, Mr. Valkama was responsible for consulting with the client and designing/developing the site and marketing them on the Internet. These sites were promotional sites for the following clients: Mountain Shadow Pub, Design Sportswear Ltd., Smart-Text
Solutions Inc., Sundance Trampolines, Donovan Sales, 777 Online, Trimseal Plastics, Reef RV Rentals, and Pacific Coach Lines. Mr. Valkama also has a broad range understanding of all aspects of the Internet, including design, graphics, scripting, serving, testing and marketing. Mr. Valkama has been the President of SoftAd Communications Inc., a web site design firm in Vancouver, British Columbia, since 1996. His educational background includes a BA in Communications from Simon Fraser University and a Diploma in Information Technology from Capilano College, both located in British Columbia. From 1994 to 1996 Mr. Valkama worked as an independent owner-operator in the courier industry, under contract to Loomis Rush Messengers.

Jeff Cocks - Mr. Cocks (37) has an extensive financial and administrative background. He presently serves as a private financial consultant for a number of publicly traded companies and serves as a director for two CDNX listed companies - Maracote International Resources Ltd. and Oromin Explorations Ltd. Mr. Cocks completed the Canadian Securities Course in 1985. In the last five years, Mr. Cocks has worked for Madison Enterprises as a financial consultant.

(b)      Identify Significant Employees

RadioTower has four significant employees, Alan Brown, Paul Valkama, Henry Valkama, and Emanuel Hajek, all of which are full time employees.

Henry Valkama - Mr. Valkama (38) received his degree in Business Administration from Simon Fraser University in 1986. Mr. Valkama has an extensive background in computers and the Internet. Mr. Valkama began working for RadioTower full time as of January 1998, primarily focusing on marketing and product development. Previous to that, Mr. Valkama worked as an independent small business consultant in marketing, promotion and sales with numerous firms such as Komodo Electric Ltd., Blue Steel Ltd., and Accidentally Bent Collision Repairs Ltd.

Emanuel Hajek - Mr. Hajek (30) began working at RadioTower in September 1999 as Vice President of Corporate Development. In the previous five years he worked extensively in the film and music industry. Mr. Hajek served as the Vice President of Corporate Affairs for Adam Records (March 1995 to February 1997) and for International Entertainment Group ("IEG") (March 1997 to June 1999). He also served as producer and production manager of two independent short films for IEG. In 1987, Mr Hajek attended Capilano College for the first year of a two year marketing program.

(c)      Family Relationships

With the exception of Paul Valkama and Henry Valkama, who are brothers, there are no family relationships among the directors, executive officers, persons nominated or chosen by RadioTower to become directors or executive officers, or any significant employees.

(d)      Involvement in Certain Legal Proceedings


         (1) No bankruptcy or insolvency petition has been filed by or against a director, a person nominated to become a director, or an executive officer of RadioTower, or a receiver, fiscal agent or similar officer was appointed by a court for the business property of such person, or any partnership in which he was general partner at or within two years before the time of such filing, or any corporation or business association of which he was an executive officer at or within two years before the time of such filing.

         (2) No director, person nominated to become a director, or executive officer of RadioTower has been convicted in a criminal proceeding and is not subject to a pending criminal proceeding (excluding traffic violations and other minor offences).

Item 9.           Remuneration of Directors and Officers.

RadioTower paid an aggregate CDN$27,000 and accrued an aggregate $20,000 to its named executive officers during its 1999 fiscal year.



================================================================================
Name of Individual          Capacities in which           Aggregate remuneration
or identity of group      remuneration was received
================================================================================
   Alan Brown               Director and President              $20,000
================================================================================
   Paul Valkama                    Employee                     $27,000
================================================================================
    Jeff Cocks                     Director                      $5,000
================================================================================


Currently, there are no arrangements between RadioTower and any of its directors whereby such directors are compensated for any services provided as directors other than the oral arrangement between RadioTower and each of Alan Brown and Jeff Cocks. In September 1999, RadioTower agreed to pay Mr. Brown a monthly salary of $4,000 and to pay Mr. Cocks a monthly salary of $1,000 for acting as a director of the Company. The parties agreed that the salaries would accrue at no interest and be payable in the future when the funds are available. There is no term to these agreements as they were oral agreements and can be terminated at any time. As of the end of February 2000, Mr. Brown has accrued an aggregate $28,000, of which $6,000 has been paid by the issuance of 600,000 shares at $0.01 per share. As for Mr. Cocks, he has accrued an aggregate $7,000, of which $5,000 has been paid by the issuance of 500,000 shares at $0.01 per share. See Note #3 and Note #5 of the audited financial statements for December 31, 1999 for more details.

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


Item 10. Security Ownership of Management and Certain Securityholders.



================================================================================
   (1)                   (2)                       (3)                  (4)
Title of Class   Name and Address of Owner   Amount and Nature of     Percent
                                             Beneficial Ownership   of Class [4]
================================================================================
Common Stock            Alan Brown                 600,000                  3.2%
                     2838 Neyland Road
                        Nanaimo, B.C.
================================================================================
Common Stock            Paul Valkama             6,500,000 [1]               42%
================================================================================
Common Stock            Jeff Cocks                 515,000 [3]              3.3%
================================================================================
Common Stock            Directors and Executive   7,515,000                48.5%
                        Officers (as a group)
================================================================================

[1] These shares are beneficially owned 66.67% by Paul Valkama and 33.33% by Henry Valkama.
[3] 15,000 of these shares are registered in the name of West Isle Ventures Ltd., of which Jeff Cocks is the sole shareholder.
[4] Based on 15,500,000 shares of common stock issued and outstanding as of February 29, 2000.

Non-Voting Securities
---------------------

RadioTower has not issued any of its non-voting securities.

Options, Warrants and Rights
----------------------------

Since RadioTower's incorporation, no stock options, stock appreciation rights, or long-term incentive plans have been granted, exercised or repriced.


Item 11. Interest of Management and Others in Certain Transactions.

(a)      Relationships with Insiders

One material transaction undertaken by RadioTower since its incorporation is its acquisition of the domain asset of Radiotower.com from Paul Valkama and Henry Valkama pursuant to a Purchase Agreement among RadioTower, Paul Valkama and Henry Valkama dated March 12, 1999. The domain asset included the domain name, a database of radio stations and a website, which RadioTower has completely redeveloped since the acquisition. As full consideration for the domain asset, RadioTower issued an aggregate 6,500,000 shares of common stock at $0.001 per share to Paul Valkama and Henry Valkama, as joint tenants. See Exhibit 6.1 - Purchase Agreement for more details.

Another material transaction between RadioTower and its insiders involved cash advances made to RadioTower. In December 1998, two shareholders lent RadioTower $64,975. The loan was evidenced by a non-interest bearing promissory note payable on December 31, 2000. See Note #5 of the audited financial statements for December 31, 1999 for more information.

Also, in December 1998, B-Mac Trading Inc., Barry Clemiss, Thomas Gardner, Leslie Rutledge and Sharon Ivancoe advanced an aggregate $15,000 to RadioTower to pay management fees, a legal retainer and to reduce a payable to a related party. RadioTower repaid the advances in full by issuing an aggregate 1,500,000 shares to the lenders at $0.01 per share. See Notes #3 and #5 of the audited financial statements for December 31, 1999 for more information.

Except as stated above or as stated elsewhere, no member of management, executive officer or security holder had any direct or indirect interest in any other transaction with RadioTower.

(b)      Transactions with Promoters

Alan Brown and Jeff Cocks are the promoters of RadioTower. The promoters have provided and continue to provide services for the organization of RadioTower and for the development of RadioTower's website. To date, there have been no transactions with either promoter.


                                     PART II

Item 1. Market Price of Dividends on the Registrant's Common Equity and Other Shareholder Matters.

(a)      Market Information

RadioTower's common stock is quoted on the pink sheets under the symbol "RTOW".


================================================================================
     Quarter Period               High Bid           Low Bid              Source
================================================================================
 July - September 1998              $0.01                $0.01       Quicken.com
================================================================================
 October - December 1998            $0.01                $0.01       Quicken.com
================================================================================
 January - March 1999 [1]           $0.01                $0.01       Quicken.com
================================================================================
    April - June 1999               $4.38                $0.02       Quicken.com
================================================================================
 July - September 1999              $1.75                $0.375      Quicken.com
================================================================================
 October - December 1999            $0.27                $0.02       Quicken.com
================================================================================
 January - February 2000            $1.84                $0.17    Stockwatch.com
================================================================================

[1] Any stock prices reflected prior to March 12, 1999 are those of Magnum Ventures Inc. and are not representative of the current business activities reflected throughout this Form 10-KSB.

Quotations for RadioTower's common shares reflect inter-dealer prices, without retail markup, markdown or commission and may not represent actual transactions.

(b)      Holders

RadioTower has approximately 12 holders of record of common stock as of February 29, 2000.

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

Item 4.  Submission of Matters to a Vote of Security Holders.

No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year covered by this report.

Item 5. Compliance with Section 16(a) of the Exchange Act.

Each of Alan Brown, Jeff Cocks, Paul Valkama and Henry Valkama were late in filing their Form 3 - Initial Statement of Beneficial Ownership and their Form 5
- Annual Statement of Changes in Beneficial Ownership. These forms were filed with the SEC on March 8, 2000. Each person had only one transaction that was not reported on a timely basis, with the exception of Mr. Cocks who had two transaction that were not reported on a timely basis. RadioTower is not aware of any failures to file a required Form.

Item 6.  Reports on Form 8-K.

There were no reports on Form 8-K filed by the Company during the quarter ended December 31, 1999.

                                    Part F/S


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



                                Table of Contents



         Report of Independent Auditors

         Balance Sheet

         Statements of Operations

         Statement of Changes in Stockholders' Equity

         Statements of Cash Flows

         Notes to Financial Statements

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



/s/ Stark Tinter & Associates, LLC
Denver, Colorado
February 4, 2000

                                RadioTower.com Inc.
                             fka Magnum Ventures Inc.
                           (A Development Stage Company)
                                   Balance Sheet
                                 December 31, 1999


                                      ASSETS
Current assets:
  Cash                                              $        1,762

Other assets:
  Domain asset, net                                         54,167
  Property, plant & equipment                                4,079
                                                   ---------------------

                                                    $      60,008
                                                   =====================


                       LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable and accrued liabilities          $      29,289
                                                   ---------------------

Other liabilities:
  Loans payable - stockholders                             64,975

Commitments and contingencies

Stockholders' equity:
  Preferred stock, $0.01 par value,
     1,000,000 shares authorized, none outstanding                             -
  Common stock, $0.001 par value,
     50,000,000 shares authorized,
    12,500,000 shares issued                               12,500
  Additional paid in capital                              110,618
  Common stock subscriptions                               30,000
  Deficit accumulated during the
     development stage                                   (187,107)
  Accumulated other comprehensive income:
    Cumulative translation adjustment                        (267)
                                                   ---------------------
                                                          (34,256)
                                                   ---------------------

                                                   $      60,008
                                                   =====================





                                                         RadioTower.com Inc.
                                                      fka Magnum Ventures Inc.
                                                    (A Development Stage Company)
                                                      Statements of Operations

                                                                                 For the Period             For the Period
                                                                                   May 5, 1998               May 5, 1998
                                                   For the Year Ended            (inception) to             (inception) to
                                                    December 31, 1999           December 31, 1998         December 31, 1999
                                               ----------------------------  ------------------------  -------------------------

Revenue                                                               $848                        $-                       $848

Costs and expenses:
  Selling, general and administrative                              143,680                    25,956                    169,636
  Amortization                                                      11,536                       109                     11,645
  Loss on investment in mineral property                                 -                     5,000                      5,000
                                               ----------------------------  ------------------------  -------------------------
       Total operating expenses                                    155,216                    31,065                    186,281
                                               ----------------------------  ------------------------  -------------------------

Operating (loss)                                                 (154,368)                  (31,065)                  (185,433)

Other income (expense)
  Interest expense                                                   (327)                         -                      (327)
  Other expense                                                    (1,347)                         -                    (1,347)
                                               ----------------------------  ------------------------  -------------------------

Net (loss)                                                       (156,042)                  (31,065)                  (187,107)

Other comprehensive income:
  Foreign currency translation adjustment                            (267)                         -                      (267)

Comprehensive (loss)                                            $(156,309)                 $(31,065)                 $(187,374)
                                               ============================  ========================  =========================

Per share information:

 Weighted average number of common shares                        9,452,055                 2,362,500                  6,628,713
outstanding  - basic and diluted
                                               ============================  ========================  =========================

Net (loss) per common share                                     $   (0.02)                     $(0.01)                    $(0.03)
 - basic and diluted
                                               ============================  ========================  =========================






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

                                                                                               Deficit
                                                                               Common         Accumulated      Cumulative
                                        Common Stock         Additional        Stock           During the     Translation
                                     Shares       Amount   Paid in Capital Subscriptions   Development Stage   Adjustment      Total
                                  --------------------------------------------------------------------------------------------------
Issuance of stock for
  cash at $0.01 per share
  (net of issuance costs)             2,000,000     $2,000         $16,118       $      -          $      -      $     -   $  18,118

Issuance of stock for
  repayment of advances
  at $0.01 per share                  1,500,000      1,500          13,500              -                 -            -      15,000

Net (loss) for the period                     -          -               -              -           (31,065)           -    (31,065)

Balance at December 31, 1998          3,500,000      3,500          29,618              -           (31,065)           -       2,053

Issuance of stock for
  purchase of goodwill                6,500,000      6,500          58,500              -                  -           -      65,000

Issuance of stock for
  cash at $0.01 per share             2,500,000      2,500          22,500              -                  -           -      25,000

Issuance of stock subscriptions
  for cash at $0.01 per share                 -          -               -         19,000                  -           -      19,000

Issuance of stock subscriptions
  As payment of accrued wages                 -          -               -         11,000                  -           -      11,000

Foreign currency translation
  adjustment                                  -          -               -              -                  -         (267)     (267)

Net (loss) for the year                       -          -               -              -          (156,042)            -  (156,042)
                                  --------------------------------------------------------------------------------------------------

Balance at December 31, 1999         12,500,000    $12,500        $110,618        $30,000         $(187,107)        $(267) $(34,256)
                                  ==================================================================================================





                                                           RadioTower.com
                                                      fka Magnum Ventures Inc.
                                                    (A Development Stage Company)
                                                      Statements of Cash Flows
                                                    For the Period For the Period

                                                                                  May 5, 1998            May 5, 1998
                                                        For the Year Ended      (inception) to          (inception) to
                                                        December 31, 1999      December 31, 1998      December 31, 1999
Cash flows from operating activities:
Net (loss)                                                   $    (156,042)         $     (31,065)         $    (187,107)
Adjustments to reconcile net (loss) to net
  cash used in operating activities:
  Amortization                                                       11,536                    109                 11,645
  Increase in accounts payable and accrued liabilities               35,850                  4,439                 40,289
  Loss on investment                                                      -                  5,000                  5,000
  Cumulative translation adjustment                                   (267)                      -                  (267)
Net cash (used in) operating activities                           (108,923)               (21,517)              (130,440)
                                                       --------------------- ----------------------  ---------------------

Cash flows from investing activities:
  Purchase of fixed assets                                          (4,079)                      -                (4,079)
  Organization costs                                                      -                  (812)                  (812)
  Investment in mineral claims                                            -                (5,000)                (5,000)
Net cash (used in) investing activities                             (4,079)                (5,812)                (9,891)
                                                       --------------------- ----------------------  ---------------------

Cash flows from financing activities:
  Proceeds from loans payable - shareholders                         64,975                      -                 64,975
  Proceeds from related party advances                                    -                 15,000                 15,000
  Proceeds from stock sales, net of issuance costs                   25,000                 18,118                 43,118
  Proceeds from stock subscriptions                                  19,000                      -                 19,000
Net cash provided by financing activities                           108,975                 33,118                142,093
                                                       --------------------- ----------------------  ---------------------

Increase in cash                                                    (4,027)                  5,789                  1,762

Beginning cash                                                        5,789                      -                      -

Ending cash                                                    $      1,762           $      5,789           $      1,762
                                                       --------------------- ----------------------  ---------------------

Supplemental cash flow information:
  Cash paid for interest                                       $      (327)             $        -           $      (327)
Noncash transactions:
  Issuance of stock for repayment of advances                    $        -         $     (15,000)         $     (15,000)
  Issuance of stock for purchase of goodwill                  $    (65,000)             $        -         $     (65,000)
  Issuance of stock subscriptions in repayment of
    accrued wages                                             $    (11,000)             $        -         $     (11,000)



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

Research and Development Costs

Research and development costs are charged to operations when incurred and are included in selling, general and administrative expenses. The amount charged to operations for the year ended December 31, 1999, the period May 5, 1998 (inception ) to December 31, 1998, and the period May 5, 1998 (inception) to December 31, 1999 were approximately $34,000, nil and $34,000 respectively.

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

Note 2.  DOMAIN ASSET

On March 12, 1999, the Company entered into an agreement to purchase the domain name RadioTower.com in exchange for 6,500,000 shares of restricted common stock at a fair value of $0.01 per share. The Company has utilized the domain name for its own internet portal, which provides free online directories of live radio stations. This transaction will be accounted for as the purchase of a domain asset. The Company will conduct business under the name Radiotower.com.

The following is a summary of the domain asset as of December 31, 1999, less accumulated amortization:

                           Domain asset                     $ 65,000
                           Less accumulated amortization     (10,833)
                                                            ---------
                           Net domain asset                 $ 54,167
                                                             ========

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

In 1999, stock subscriptions for 1,900,000 shares of common stock were issued for cash of $19,000. Common stock was issued in February 2000 pursuant to Regulation S, Rule 144.

Also in 1999, stock subscriptions for 1,100,000 shares of common stock were issued in exchange for payment of accrued wages of $11,000. Common stock was issued in February 2000 pursuant to Regulation S, Rule 144.

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

Minimum future rental payments under this non-cancellable operating lease which has a remaining term of six months is $8,400 at December 31, 1999. Rent expense was $4,914 for the year ended December 31, 1999 and the period May 5, 1998 (inception) to December 31, 1999.

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
                                                      ----

As of December 31, 1999, the Company has a net operating loss carryforward of approximately $176,000 for tax purposes that will be available to offset future taxable income. If not used, these carryforwards will expire in 2019. The tax benefit of these net operating and capital losses has been offset by a full allowance for realization. This carryforward may be limited upon the consummation of a business combination under IRC Section 381.

                                    PART III

Items 1 and 2.    Index to Exhibits.

(a)      Exhibits

Exhibit                                            Description
-------                                            -----------

Exhibit 2.1       Corporate  Charter  filed as an Exhibit to
                  RadioTower's   registration  statement  on
                  filed Form 10-SB filed on March 17,  2000,
                  and incorporated herein by reference.                    Filed

Exhibit 2.2       Articles  of  Incorporation  filed  as  an
                  Exhibit   to   RadioTower's   registration
                  statement on Form 10-SB on March 17, 2000,
                  and incorporated herein by reference.                    Filed

Exhibit 2.3       Certificate  of  Amendment  of Articles of
                  Incorporation filed as an Exhibit to Radio
                  Tower's  registration  statement  on filed
                  Form 10-SB  filed on March 17,  2000,  and
                  incorporated herein by reference.                        Filed

Exhibit 2.4      By-Laws    filed   as   an    Exhibit   to
                  RadioTower's   registration  statement  on
                  filed Form 10-SB filed on March 17,  2000,
                  and  incorporated   herein  by  reference.               Filed

Exhibit 3         Instruments   defining   the   rights   of
                  security holders                                          None

Exhibit 5         Voting Trust Agreement                                    None

Exhibit 6.1       Purchase  Agreement filed as an Exhibit to
                  RadioTower's   registration  statement  on
                  filed Form 10-SB filed on March 17,  2000,
                  and  incorporated   herein  by  reference.               Filed

Exhibit 6.2       RadioTower's   registration  statement  on
                  filed Form 10-SB filed on March 17,  2000,
                  and      incorporated       herein      by
                  reference.Licensing  Agreement with Global
                  Media filed as an Exhibit to  RadioTower's
                  registration statement on filed Form 10-SB
                  filed on March 17, 2000, and  incorporated
                  herein by reference.                                     Filed

Exhibit 6.3       Site Contract with Burst Media filed as an
                  Exhibit   to   RadioTower's   registration
                  statement  on filed  Form  10-SB  filed on
                  March 17, 2000, and incorporated herein by
                  reference.                                               Filed

Exhibit 6.4       Interim  Licensing  Agreement with Destiny
                  Media   Technologies   Inc.  filed  as  an
                  Exhibit   to   RadioTower's   registration
                  statement  on filed  Form  10-SB  filed on
                  March 17, 2000, and incorporated herein by
                  reference.                                               Filed

Exhibit 6.5       Master  Distributor  Agreement with Pronet
                  Enterprises  Ltd.  filed as an  Exhibit to
                  Radio  Tower's  registration  statement on
                  filed Form 10-SB filed on March 17,  2000,
                  and  incorporated   herein  by  reference.               Filed

Exhibit 6.6       Contract  with  Eline   Technologies  Inc.
                  filed  as  an  Exhibit   to   RadioTower's
                  registration statement on filed Form 10-SB
                  filed on March 17, 2000, and  incorporated
                  herein by reference.                                     Filed

Exhibit 7         Material Foreign Patents                                  None

Exhibit 12        Additional Exhibits                                       None

Exhibit 27        Financial  Data Schedule  filed as an Exhibit to s
                  RadioTower's   registration  statement  on
                  filed Form 10-SB filed on March 17,  2000,
                  and incorporated herein by reference.                    Filed

                                   Signatures

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, RadioTower has caused this report to be signed on its behalf by the undersigned, who is duly authorized.


                                       RADIOTOWER.COM, INC.


                                       By: /s/  Alan Brown
                                          --------------------------------------
                                       Name and Title:   Alan Brown - President,
                                         Secretary and Treasurer

                                       Dated:   March 30, 2000
                                            ------------------------------------

In accordance with the Securities Exchange Act of 1934, this report to be signed below by the following persons on behalf of RadioTower.com, Inc. and in the capacities and on the dates indicated.


                                       By: /s/ Paul Valkama
                                           -------------------------------------
                                       Name and Title:  Paul Valkama - Director

                                       Dated:   March 30, 2000
                                            ------------------------------------


                                       By: /s/ Jeff Cocks

                                       Name and Title:   Jeff Cocks - Director

                                       Dated:   March 30, 2000
                                            ------------------------------------