Form 10QSB
period 2000-03-31
RADIOTOWER COM INC
filed 2000-05-17
CIK 1098578

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 0R 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                            For the quarterly year ended                March 31
                                                         -----------------------

[ ] TRANSITION REPORT UNDER SECTION 13 0R 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                        to
                               ---------------------     -----------------------
                               Commission file number
                                                      --------------------------

                                 RADIOTOWER.COM, INC.
                    ----------------------------------------------
                    (Name of Small Business Issuer in its charter)

Incorporated in the State of Nevada                        91-1921581
------------------------------------        ------------------------------------
   (State or other jurisdiction             (I.R.S. Employer Identification No.)
of incorporation or organization)

322 - 425 Carrall Street, Vancouver, British Columbia                V6B 6E3
-----------------------------------------------------           ----------------
      (Address of principal executive offices)                     (Zip Code)

Issuer's telephone number  (604) 605-1357
                           --------------

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the last 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [ X ] NO [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

            CLASS                          OUTSTANDING AT MAY 15, 2000
            -----                          ---------------------------
  Common Stock - $0.001 par value                  15,500,000

Transitional Small Business Disclosure Form at (Check one): YES [ X ] NO [ ]

RADIOTOWER.COM, INC.              FORM 10-QSB                        PAGE 2 OF 2

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                               RadioTower.com Inc.
                            fka Magnum Ventures Inc.
                          (A Development Stage Company)
                                  Balance Sheet
                                 March 31, 2000
                                   (unaudited)

                                     ASSETS
Other assets:
  Domain asset, net                                             $   50,917
  Property, plant & equipment                                        4,079

                                                                $   54,996

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Bank overdraft                                                $      145
  Accounts payable and accrued liabilities                          44,289
    Total current liabilities                                       44,434

Other liabilities:
  Loans payable - stockholders                                     108,082

Commitments and contingencies

Stockholders' equity:
  Preferred stock, $0.01 par value,
     1,000,000 shares authorized, none outstanding                      --
  Common stock, $0.001 par value,
    50,000,000 shares authorized,                                   15,500
    15,500,000 shares issued                                       137,618
  Additional paid in capital
  Deficit accumulated during the
     development stage                                            (250,638)
                                                                   (97,520)

                                                                 $  54,996

   The accompanying notes form an integral part of the financial statements.

RADIOTOWER.COM, INC.              FORM 10-QSB                        PAGE 3 OF 3

                               RadioTower.com Inc.
                            fka Magnum Ventures Inc.
                          (A Development Stage Company)
                            Statements of Operations
                                   (unaudited)

                                                                                                          For the Period
                                                                 Three months         Three months          May 5, 1998
                                                                    ended                ended            (inception) to
                                                                March 31, 2000       March 31,1999        March 31, 2000
Revenue                                                          $       597           $       --           $     1,445

Costs and expenses:
  Selling, general and administrative                                 60,621                5,789               230,252
  Amortization                                                         3,250                   --                14,895
  Loss on investment in mineral property                                  --                   --                 5,000
       Total operating expenses                                       63,871                5,789               250,147

Operating (loss)                                                     (63,274)              (5,789)             (248,702)

Other income (expense)
  Interest expense                                                        --                   --                  (327)
  Foreign currency transaction gain (loss)                                 5                   --                  (262)
  Other expense                                                           --                   --                (1,347)
                                                                           5                   --                (1,936)
Net (loss)                                                       $   (63,269)          $   (5,789)          $  (250,638)

Per share information:

  Weighted average number
  of common shares outstanding - basic and diluted                13,533,333            3,609,589             8,515,200

Net (loss) per common share - basic and diluted                  $     (0.00)          $    (0.00)           $    (0.03)

   The accompanying notes form an integral part of the financial statements.

RADIOTOWER.COM, INC.              FORM 10-QSB                        PAGE 4 OF 4

                                 RadioTower.com
                            fka Magnum Ventures Inc.
                          (A Development Stage Company)
                            Statements of Cash Flows
                                   (unaudited)

                                                                                  For the Period         For the Period
                                                             Three months          Three months            May 5, 1998
                                                                 ended                 ended             (inception) to
                                                            March 31, 2000         March 31,1999         March 31, 2000
Cash flows from operating activities:
Net (loss)                                                       $   (63,269)          $    (5,789)          $   (250,638)
Adjustments to reconcile net (loss) to net
  cash used in operating activities:
  Amortization                                                         3,250                    --                 14,895
  Increase in accounts payable and accrued liabilities                15,005                    --                 55,289
  Increase in cash overdraft                                             145                    --                    145
  Loss on investment                                                      --                    --                  5,000
Net cash (used in) operating activities                              (44,869)               (5,789)              (175,309)

Cash flows from investing activities:
  Purchase of fixed assets                                                --                    --                 (4,079)
  Organization costs                                                      --                    --                   (812)
  Investment in mineral claims                                            --                    --                 (5,000)
Net cash (used in) investing activities                                   --                    --                 (9,891)

Cash flows from financing activities:

  Proceeds from loans payable - shareholders                          43,107                    --                108,082
  Proceeds from related party advances                                    --                    --                 15,000
  Proceeds from stock sales, net of issuance costs                        --                    --                 43,118
  Proceeds from stock subscriptions                                       --                    --                 19,000
Net cash provided by financing activities                              43,107                   --                185,200

(Decrease) in cash                                                     (1,762)              (5,789)                    --

Beginning cash                                                          1,762                5,789                     --

Ending cash                                                      $         --          $        --          $          --

Supplemental cash flow information:
  Cash paid for interest                                         $         --          $        --          $        (327)
Noncash transactions:
  Issuance of stock for repayment of advances                    $         --          $        --          $     (15,000)
  Issuance of stock for purchase of goodwill                     $         --          $        --          $     (65,000)
  Issuance of stock subscriptions in repayment of
    accrued wages                                                $         --          $        --          $     (11,000)

   The accompanying notes form an integral part of the financial statements.

Note 1. BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. They do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation, have been included in the accompanying unaudited financial statements. Operating results for the periods presented are not

RADIOTOWER.COM, INC.              FORM 10-QSB                        PAGE 5 OF 5

necessarily indicative of the results that may be expected for the full year. For further information, refer to the financial statements and notes thereto, included in the Company's Form 10-KSB for the year ended December 31, 1999.

Note 2. NET LOSS PER SHARE

The net loss per share amounts are based on the weighted average number of common shares outstanding for the period. Potential common shares and the computation of diluted earnings per share are not considered, as their effect would be anti-dilutive.

Note 3. STOCKHOLDERS' EQUITY

In 1999, stock subscriptions for 1,900,000 shares of common stock were issued for cash of $19,000. Common stock was issued in February, 2000 pursuant to Regulation S, Rule 144.

Also in 1999, stock subscriptions for 1,100,000 shares of common stock were issued in exchange for payment of accrued wages of $11,000. Common stock was issued in February, 2000 pursuant to Regulation S, Rule 144.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

     RadioTower.com, Inc. ("RADIOTOWER") did not have any revenues generated from its business operations during its last three fiscal years.

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

(a)  CONTENT

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

(b)  SITE TRAFFIC

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

RADIOTOWER.COM, INC.              FORM 10-QSB                        PAGE 6 OF 6

(c)  REVENUE

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

(d)  SUMMARY

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

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

     RadioTower is not a party to any pending legal proceedings, and to the best of RadioTower's knowledge, none of RadioTower's assets are the subject of any pending legal proceedings.

ITEM 2. CHANGES IN SECURITIES.

     During the first quarter of the fiscal year covered by this report, RadioTower did not modify the instruments defining the rights of its shareholders, no rights of any shareholders was limited or qualified by nay other class of securities, and RadioTower did not sell any unregistered equity securities.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

     During the first quarter of the fiscal year covered by this report, no material default has occurred with respect to any indebtedness of RadioTower. Also during this quarter, no material arrearage in the payment of dividends has occurred.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the first quarter of the fiscal year covered by this report.

RADIOTOWER.COM, INC.              FORM 10-QSB                        PAGE 7 OF 7

ITEM 5.  OTHER INFORMATION.

     Gizmomall is an online retailer of new and innovative technology. Their goal is to be "the place to find the latest in innovative lifestyle technology for you and your friends & family." With a secure eCommerce system in place, visitors can view product presentations and safely order online. Currently, RadioTower.com and Gizmomall have a traffic sharing agreement - visitors from both sites are funnelled into one interface that includes the Gizmomall shopping site and the RadioTower Internet radio directory. This agreement is of an informal nature as negotiations for further integration are ongoing. These negotiations concern themselves with 1) putting a revenue-sharing agreement in place and 2) the outright purchase of the Gizmomall name, site, proprietary software, customer base and good will.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  EXHIBITS

     All Exhibits required to be filed with the Form 10-QSB are incorporated by reference to RadioTower's previously filed Form 10-SB and Form 10-KSB.

EXHIBIT                                               DESCRIPTION
-------                                               -----------
Exhibit A             1.  Unaudited Financial Statements as of March 31, 2000                      Included
Exhibit 2             Charter and by-laws                                                          Filed
Exhibit 3             Instruments defining the rights of security holders                          None
Exhibit 5             Voting Trust Agreement                                                       None
Exhibit 6             Material Contracts                                                           Filed
Exhibit 7             Material Foreign Patents                                                     None
Exhibit 12            Additional Exhibits                                                          None
Exhibit 27            Financial Data Schedule                                                      Included

(b) REPORTS ON FORM 8-K.

     There were no reports on Form 8-K filed by the Company during the quarter ended March 31, 2000.

RADIOTOWER.COM, INC.              FORM 10-QSB                        PAGE 8 OF 8

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, RadioTower has caused this report to be signed on its behalf by the undersigned, who are duly authorized.

                 RADIOTOWER.COM, INC.

                 By:   /s/ ALAN BROWN
                    ------------------------------------------------------------

                 Name and Title: ALAN BROWN - PRESIDENT, SECRETARY AND TREASURER
                                 -----------------------------------------------

                 Dated: May 16, 2000
                       ---------------------------------------------------------


                 By:   /s/ PAUL VALKAMA
                    ------------------------------------------------------------

                 Name and Title: PAUL VALKAMA - DIRECTOR
                                 -----------------------------------------------

                 Dated:  May 16, 2000
                       ---------------------------------------------------------