Form 10QSB
period 2000-06-30
RADIOTOWER COM INC
filed 2000-08-14
CIK 1098578

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 0R 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                            For the quarterly period ended         June 30, 2000
                                                         -----------------------

[ ] TRANSITION REPORT UNDER SECTION 13 0R 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                        to
                               ---------------------     -----------------------

                        Commission file number 000-28031
                                               ----------

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

            CLASS                          OUTSTANDING AS AT June 30, 2000
            -----                          --------------------------------
  Common Stock - $0.001 par value                  23,250,000

Transitional Small Business Disclosure Format (Check one): YES [ ] NO [X]

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                               RadioTower.com Inc.
                            fka Magnum Ventures Inc.
                          (A Development Stage Company)
                                  Balance Sheet
                                  June 30, 2000
                                   (unaudited)

                                       ASSETS
               Current assets:
                 Cash                                                         $   16,760

               Other assets:
                 Domain asset, net                                                47,677
                 Property, plant & equipment                                       4,079
                                                                       ------------------
                                                                              $   68,516
                                                                       ==================

                        LIABILITIES AND STOCKHOLDERS' EQUITY

               Current liabilities:
                 Accounts payable and accrued liabilities                     $   44,555

               Other liabilities:
                 Loans payable - stockholders                                    144,219

               Stockholders' equity:
                 Preferred stock, $0.01 par value,
                    1,000,000 shares authorized, none outstanding                      -
                 Common stock, $0.001 par value,
                    50,000,000 shares authorized,
                    23,250,000 shares issued                                      15,500
                 Additional paid in capital                                      137,618
                 Deficit accumulated during the
                    development stage                                          (273,376)
                                                                       ------------------
                                                                               (120,258)
                                                                       ------------------
                                                                              $   68,516
                                                                       ==================

    The accompanying notes are an integral part of the financial statements.

                                                                    PAGE 3 of 11
                               RadioTower.com Inc.
                            fka Magnum Ventures Inc.
                          (A Development Stage Company)
                            Statements of Operations
                                   (unaudited)




                                                                                                    For the Period
                                      Three Months Ended                Six Months Ended              May 5, 1998
                                 June 30, 2000    June 30, 1999   June 30, 2000      June 30,       (inception) to
                                                                                       1999          June 30, 2000
                                ----------------  -------------- ----------------  -------------   ------------------
Revenue                             $     2,356       $       -       $    2,953    $         -         $      3,801


Costs and expenses:
  Selling, general and                   21,568          28,311           82,189         34,100              251,825
administrative
  Amortization                            3,250             704            6,500            704               18,145
  Loss on investment in                       -               -                -              -                5,000
mineral property
                                ----------------  -------------- ----------------  -------------   ------------------
       Total operating                   24,818          29,015           88,689         34,804              274,970
expenses
                                ----------------  -------------- ----------------  -------------   ------------------

Operating (loss)                       (22,462)        (29,015)         (85,736)       (34,804)            (271,169)

Other income (expense)
  Interest expense                            -               -                -              -                (327)
  Foreign currency transaction            (271)               -            (266)              -                (533)
   gain (loss)
  Other expense                               -               -                -              -              (1,347)
                                ----------------  -------------- ----------------  -------------   ------------------
                                          (271)               -            (266)              -              (2,207)
                                ----------------  -------------- ----------------  -------------   ------------------

Net (loss)                         $   (22,733)    $   (29,015)     $   (86,002)    $  (34,804)       $    (273,376)
                                ================  ============== ================  =============   ==================

Per share information:

  Weighted average number of
common shares outstanding -
basic and diluted
                                     23,250,000      13,983,333       21,783,149      7,479,167           13,532,472
                                ================  ============== ================  =============   ==================

Net (loss) per common share -
basic and diluted                  $      (0.00)    $     (0.00)    $      (0.00)    $    (0.00)        $      (0.02)
                                ================  ============== ================  =============   ==================

    The accompanying notes are an integral part of the financial statements.

                                 RadioTower.com
                            fka Magnum Ventures Inc.
                          (A Development Stage Company)
                            Statements of Cash Flows
                                   (unaudited)

                                                                                                    For the Period
                                                              Six Months           Six Months         May 5, 1998
                                                                ended                ended          (inception) to
                                                            June 30, 2000        June 30, 1999       June 30, 2000
                                                           -----------------    -----------------   ----------------
Cash flows from operating activities:
Net (loss)                                                     $   (86,002)         $   (34,804)      $   (273,376)
Adjustments to reconcile net (loss) to net
  cash used in operating activities:

  Amortization                                                        6,500                  704             18,401
  Increase (decrease) in accounts payable and accrued                15,256              (4,634)             55,289
liabilities

  Increase in loans payable - shareholders                                -               13,000                  -
  Loss on investment                                                      -                    -              5,000
                                                           -----------------    -----------------   ----------------
Net cash (used in) operating activities                            (64,246)             (25,734)          (194,686)
                                                           -----------------    -----------------   ----------------

Cash flows from investing activities:

  Purchase of fixed assets                                                -                    -            (4,079)
  Organization costs                                                      -                    -              (812)
  Investment in mineral claims                                            -                    -            (5,000)
                                                           -----------------    -----------------   ----------------
Net cash (used in) investing activities                                   -                    -            (9,891)
                                                           -----------------    -----------------   ----------------

Cash flows from financing activities:

  Proceeds from loans payable - shareholders                         95,928                    -            160,903
  Payments for loans payable - shareholders                        (16,684)                    -            (16,684)
  Proceeds from related party advances                                    -                    -             15,000
  Proceeds from stock sales, net of issuance costs                        -               25,000             43,118
  Proceeds from stock subscriptions                                       -                    -             19,000
                                                           -----------------    -----------------   ----------------
Net cash provided by financing activities                            79,244               25,000            221,337
                                                           -----------------    -----------------   ----------------

Increase (decrease) in cash                                          14,998                (734)             16,760

Beginning cash                                                        1,762                5,789                  -
                                                           -----------------    -----------------   ----------------
Ending cash                                                     $    16,760          $     5,055        $    16,760
                                                           =================    =================   ================
                                                                                                        $         -
Supplemental cash flow information:

  Cash paid for interest                                        $         -            $       -        $      (327)
Noncash transactions:
  Issuance of stock for repayment of advances                   $         -            $       -        $   (15,000)
  Issuance of stock for purchase of goodwill                    $         -            $   6,500        $   (65,000)
  Issuance of stock subscriptions in repayment of
    accrued wages                                               $         -            $       -        $   (11,000)

    The accompanying notes are an integral part of the financial statements.

                              RadioTower.com, Inc.
                          (A Development Stage Company)
                          Notes to Financial Statements
                                   (Unaudited)

Note 1.  BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. They do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation, have been included in the accompanying unaudited financial statements. Operating results for the periods presented are not necessarily indicative of the results that may be expected for the full year. For further information, refer to the financial statements and notes therto, included in the Company's Form 10-KSB for the year ended December 31, 1999.

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

The common stock for the stock subscriptions mentioned above was issued in February 2000 pursuant to Section 4(2) and Regulation S of the Securities Act of 1933.

In 2000, the Company approved a 3:2 stock split of its common shares effective for stockholders of record as of June 20, 2000.

ITEM 2. PLAN OF OPERATION.

This discussion contains forward-looking statements regarding plans and objectives of RadioTower for future operations, including statements concerning the development of website technology and strategies for proposed generation of revenue to drive traffic to RadioTower's website. Such statements are subject to risks and uncertainties, including future economic, competitive and market conditions, the cost of any future governmental regulation of RadioTower's activities and RadioTower's need to raise additional funds to satisfy anticipated cash needs over the next twelve (12) months, as discussed below. Although RadioTower believes that the assumptions underlying the forward-looking statements are reasonable, such assumptions could prove inaccurate. These forward-looking statements refer only to the date of this report, and this discussion should be read in conjunction with the financial statements and other financial information contained in this report.

RadioTower did not generate any revenues from its business operations during its 1998 fiscal year. RadioTower is in the early stages of operation and just beginning to generate business revenues. Since June 30, 1999, RadioTower has generated revenues from the sale of onsite advertising.

RadioTower's twelve-month plan of operation is to (i) improve the quality and quantity of content on its website in order to provide the best online directory connecting listeners to stations worldwide, (ii) increase site traffic, and
(iii) develop more revenue-generating programs. RadioTower plans to improve its site by developing a more dynamic interface and making the site easier to navigate and more graphically exciting. RadioTower plans to utilize new technologies and software such as Flash with Vector graphics to improve the quality of the website. RadioTower's strategy is to enhance the product design while increasing brand awareness and loyalty among its listeners.

(A)      CONTENT

It is management's intent to continue to add as many stations as possible to RadioTower's directory and to continue to add more contextual and specific information to RadioTower's website. As technology improves, management plans to provide more customized features and a much more interactive interface so that the website will have a user-friendly design and a quick download time and will have cross-reference capabilities. It is intented that the site will provide users with more information on their searches such as better station descriptions, and will highlight special events, concerts and regularly scheduled features. Management intends to improve RadioTower's website so that it will also provide a multiple of dynamic ways for visitors to interact in the site. These developments are currently in progress and will be released on an ongoing basis.

RadioTower plans to continue to hire employees as the need arises and finances allow. Positions will include web programmers, graphic artists, web masters, multimedia designers, web writers, marketing representatives, sales representatives and administrators.

(B) SITE TRAFFIC

In order to increase site traffic, RadioTower intends to launch an extensive sales and marketing campaign to promote its website. The campaign will include banner and audio advertising on the Internet, print ads in relevant print media and spot ads on radio stations. RadioTower will participate in trade shows that have an Internet, technology and/or radio focus.

(C) REVENUE

RadioTower will attempt to generate more revenue by (i) acquiring exclusive rights to radio personalities and content and (ii) putting in place more e-commerce affiliations. RadioTower will pursue exclusive arrangements with radio stations to rebroadcast their content. RadioTower will endeavour to make arrangements with various radio personalities and shows and recording artists to broadcast their material on the RadioTower site. This will create exposure for the content provider and a marketing opportunity for RadioTower to drive traffic to the site.

RadioTower is in the early stages of operation and just beginning to generate business revenues. Revenue generating programs include:

         o Advertising - Burst Media currently acts as an agent to place ads on the RadioTower site; and

         o AudioAds - beta site available for demonstration purposes, full launch set for third quarter of 2000, to provide a turn-key solution for businesses to put audio on their websites. The final stage of beta testing is currently under way.

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

RadioTower does not presently plan to purchase any plant or significant equipment. RadioTower will continue with its research and development by conducting continuous perceptual studies to monitor what listeners want from its website and by continuing to explore various e-commerce models to ensure that its website continues to meet the listeners' needs.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

     RadioTower is not a party to any pending legal proceedings, and to the best of RadioTower's knowledge, none of RadioTower's assets are the subject of any pending legal proceedings.

ITEM 2. CHANGES IN SECURITIES.

     During the second quarter of the fiscal year covered by this report, RadioTower did not modify the instruments defining the rights of its shareholders, no rights of any shareholders was limited or qualified by any other class of securities, and RadioTower did not sell any unregistered equity securities.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

     During the second quarter of the fiscal year covered by this report, no material default has occurred with respect to any indebtedness of RadioTower. Also during this quarter, no arrearage in the payment of dividends has occurred.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the second quarter of the fiscal year covered by this report.

ITEM 5.  OTHER INFORMATION.

RadioTower currently provides a free link to Gizmomall, a site which is an e-commerce retailer of a variety of high-tech products. RadioTower and Gizmomall have engaged in discussions relating to possible revenue sharing arrangements, but no definitive agreement has yet been reached by the parties. RadioTower does not currently derive any revenue from this site.

In April 1999, RadioTower entered into an agreement with Global Media Corp. ("Global Media"), which operates an e-commerce store that sells CD's, videos and books and handles order fulfillment branded under its customers' names. The agreement provided for RadioTower to earn 40% of the net profit on each sale. The agreement was terminated by mutual agreement of the parties on April 27, 2000 due to the lack of revenue generation for both parties, which termination included a mutual release.

In April 2000 RadioTower entered into an agreement with SamsDirect Internet to market and sell .CC domain name registrations around the globe at its RadioTower.com streaming media portal via http://www.iGot.cc RadioTower receives a commission on each .CC domain sold through the iGot.cc site. SamsDirect handles operation of the Igot.cc site and order fulfilment, thus RadioTower has no additional expense in offering this service.

RadioTower's plans contained in the April 13, 2000 press release relating to the relocation of RadioTower's corporate offices were subsequently changed upon the recommendation of RadioTower's new Board members, who concluded that the proposed relocation was not in RadioTower's best interests. Accordingly, RadioTower has elected to remain at its principal offices at the Carrall Street address for the time being.

Effective at the opening of trading on Wednesday, June 21, 2000, RadioTower.com Inc. Common Stock began trading on the NQB Pink Sheets under the new symbol "RDOT." The Common Stock previously traded on the NQB Pink Sheets under the symbol "RTOW." On May 18, 2000, the Board of Directors unanimously approved a 3:2 stock split which was effective for shareholders of record as of June 20, 2000.

Also, effective at the opening of trading on Wednesday, June 21, 2000, RadioTower.com Inc. Common Stock has a new CUSIP #750452 20 3 replacing the former CUSIP #750452 10 4.

During the second quarter, the following persons were appointed to RadioTower's Board of Directors:

MICHAEL LEVINE - Chairman of the Board - Appointed May 11, 2000
Michael Levine (50) has more than twenty years experience in the competitive music and entertainment industry where he has been both a successful executive and performer. As a member of the multi-platinum rock group Triumph, he actively participated in all aspects of the business, including contract negotiations, finance, publishing, licensing and marketing. Mr. Levine has been President, CEO and a director of Retail Highway.com Inc. since April 1999. He is also currently President and Director of Golden Groove Productions Inc. and a director with Onsite Media and TRC Records Limited. From 1995-1998 he was President of TRC Records, a manufacturer and distributor of pre-recorded music.

PHILLIP EDWARDS PEARCE - Director - Appointed May 16, 2000 Mr. Pearce (71) is a career investment banker who served as President, G.H. Crawford and Co., Executive Partner, R.S. Dickinson, Powell, Kistler & Crawford, Sr. VP and
Director, E.F. Hutton, President Phillip E. Pearce & Co. and Partner - Pearce-Henry Capital Corp of Charlotte, NC. In addition Mr. Pearce, known as the grandfather of NASDAQ, was Chairman of the NASD Board of Governors (1968-69), served on the NYC Board of Directors of EF Hutton (1969-75) and was a contributing author and editor of The Dow Jones Publication of the Stock Market Handbook. Other positions include; Advisory Council to the SEC on The Institutional Study of Stock Markets and Board of Governors - New York Stock Exchange.

GARY SLAIGHT - Director - Appointed June 6, 2000 Mr. Slaight (48) is the President and CEO of Standard Radio Inc., a subsidiary of Standard Broadcasting Corporation Limited. Standard Radio is the largest privately held radio group in Canada. Standard Radio's network division, Sound Source, is Canada's premier creator and marketer of syndicated programming. Mr. Slaight is also on the Board of Directors of GlobalMedia.com (GLMC: NASDAQ), an Internet company focused on providing clients with private-label streaming media players and eCommerce storefronts. Standard Broadcast also owns an equity position in RadioTower.

HAROLD G. SHIPP - Director - Appointed  June 15, 2000

Mr. Shipp (74) is a career
real estate developer who currently serves as Chairman and Chief Executive Officer of the firm, Shipp Corporation Limited, which recently celebrated its 77th year in business. Mr. Shipp has served as President of the Toronto Home Builders and Canadian Home Builders Associations, Trustee of ULI (Urban Land Institute), U.S.A. for 25 years and as a Director of Ontario Jockey Club for over 10 years.

JOSEPH T. OWENS - Director - Appointed June 20, 2000
Mr. Owens (50) has over twenty-five years' experience in the marketing and media industries. Mr. Owens has been repeatedly recognized for his ability to develop marketing campaigns that are both highly creative and unconventional. He has held senior management positions with CBS Records, Billboard Entertainment Marketing, and BCL Entertainment where he developed and managed sponsorship programs and radio and TV syndication contracts for the Rolling Stones Steel Wheels and Urban Jungle Europe Tours. He has developed and implemented successful marketing and sponsorship campaigns for the Rolling Stones, Paul Simon, David Bowie and others and has arranged over $50 million in corporate sponsorship of music and arts events.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  EXHIBITS

     All Exhibits required to be filed with this Form 10-QSB are incorporated by reference to RadioTower's previously filed Form 10-SB, as amended, and Form 10-KSB for the year ended December 31, 1999.

   EXHIBIT                         DESCRIPTION
   -------                         -----------
   Exhibit 2.1        Corporate Charter                                                     Filed
   Exhibit 2.2        Articles of Incorporation                                             Filed
   Exhibit 2.3        Certificate of Amendment of Articles of Incorporation                 Filed
   Exhibit 2.4        By-Laws                                                               Filed
   Exhibit 3          Instruments defining the rights of security holders                   None
   Exhibit 5          Voting Trust Agreement                                                None
   Exhibit 6.1        Purchase Agreement                                                    Filed
   Exhibit 6.2        Licensing Agreement with Global Media                                 Filed
   Exhibit 6.3        Site Contract with Burst Media                                        Filed
   Exhibit 6.4        Interim Licensing Agreement with Destiny Media Technologies Inc.      Filed
   Exhibit 6.5        Master Distributor Agreement with Pronet Enterprises Ltd.             Filed
   Exhibit 6.6        Contract with Eline Technologies Inc.                                 Filed
   Exhibit 6.7        Copies of Promissory Notes given to insiders                          Filed
   Exhibit 7          Material Foreign Patents                                              None
   Exhibit 12         Additional Exhibits                                                   None
   Exhibit 27         Financial Data Schedule                                               Filed

(b) REPORTS ON FORM 8-K.

     There were no reports on Form 8-K filed by the Company during the quarter ended June 30, 2000.

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

                 RADIOTOWER.COM, INC.

                 By:   /s/ ALAN BROWN
                    ------------------------------------------------------------

                 Name and Title: ALAN BROWN - PRESIDENT, SECRETARY AND TREASURER
                                 -----------------------------------------------

                 Dated: August 14, 2000
                       ---------------------------------------------------------


                 By:   /s/ PAUL VALKAMA
                    ------------------------------------------------------------

                 Name and Title: PAUL VALKAMA - DIRECTOR
                                 -----------------------------------------------

                 Dated:  August 14, 2000
                       ---------------------------------------------------------