Form 10QSB
period 2000-09-30
RADIOTOWER COM INC
filed 2000-11-14
CIK 1098578

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 0R 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                            For the quarterly period ended September 30, 2000
                                                         -----------------------

[ ] TRANSITION REPORT UNDER SECTION 13 0R 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                        to
                               ---------------------     -----------------------
                               Commission file number    91-1921581
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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

            CLASS                          OUTSTANDING AS AT September 30, 2000
            -----                          ------------------------------------
  Common Stock - $0.001 par value                  23,250,000

Transitional Small Business Disclosure Format (Check one): YES [  ] NO [ X ]

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                               RadioTower.com Inc.
                            fka Magnum Ventures Inc.
                          (A Development Stage Company)
                                  Balance Sheet
                               September 30, 2000
                                   (unaudited)

               ASSETS
               Current assets:
                 Cash                                                   $           873

               Other assets:
                 Domain asset, net                                               44,427
                 Property, plant & equipment,
                     net of depreciation                                          3,467
                                                                       ------------------

                                                                        $        48,767

                                                                       ==================

               LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

               Current liabilities:
                 Accounts payable and accrued liabilities               $        40,095
                                                                       ------------------

               Other liabilities:
                 Loans payable - stockholders                                   183,835
                                                                       ------------------


               Stockholders' (deficit):
                 Preferred stock, $0.01 par value,
                    1,000,000 shares authorized, none
                     issued or outstanding                                           -
                 Common stock, $0.001 par value,
                    50,000,000 shares authorized,
                    23,250,000 shares issued and
                    outstanding                                                  23,250
                 Additional paid in capital                                     129,868
                 Deficit accumulated during the
                    development stage                                          (328,281)
                                                                       ------------------
                                                                               (175,163)

                                                                       ------------------

                                                                         $       48,767
                                                                       ==================

    The accompanying notes are an integral part of the financial statements.

                                                                     Page 3 of 9
                               RadioTower.com Inc.
                            fka Magnum Ventures Inc.
                          (A Development Stage Company)
                            Statements of Operations
                                   (unaudited)



                                                                                                    For the Period
                                                                                                      May 5, 1998
                                      Three Months Ended                 Nine Months Ended          (inception) to
                                   September        September       September       September          September
                                   30, 2000         30, 1999        30, 2000         30, 1999          30, 2000
                                ----------------  -------------- ----------------  -------------   ------------------
Revenue                               $     460     $      299        $    3,413      $     299         $      4,261
Costs and expenses:
  Selling, general and
administrative                           51,872         73,660           134,061        107,760              303,697
  Depreciation and
      Amortization                        3,862          6,879            10,362          7,583               22,007
  Loss on investment in
      mineral property                        -               -                -              -                 5,000
                                ----------------  -------------- ----------------  -------------   ------------------
       Total operating
expenses                                 55,734         80,539           144,423        115,343              330,704
                                ----------------  -------------- ----------------  -------------   ------------------

Operating (loss)                       (55,274)        (80,240)        (141,010)      (115,044)            (326,443)

Other income (expense)
  Interest expense                           -            (182)               -           (182)                (327)
  Foreign currency transaction
     gain (loss)                            102           (194)            (164)          (194)                (431)
  Other expense                              -               -                -              -               (1,347)
                                ----------------  -------------- ----------------  -------------   ------------------
                                            102           (376)            (164)          (376)              (2,105)
                                ----------------  -------------- ----------------  -------------   ------------------

Net (loss)                         $    (55,172)    $  (80,616)    $   (141,174)    $ (115,420)        $   (328,548)
                                ================  ============== ================  =============   ==================

Per share information:

Weighted average number of
  common shares outstanding -
   basic and diluted                 23,250,000      18,750,000       22,277,473     12,940,257           15,145,730
                                ================  ============== ================  =============   ==================

Net (loss) per common share -
basic and diluted                  $      (0.00)     $    (0.00)     $     (0.01)     $   (0.01)        $      (0.02)
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

                                 RadioTower.com
                            fka Magnum Ventures Inc.
                          (A Development Stage Company)
                            Statements of Cash Flows
                                   (unaudited)

                                                                                                    For the Period
                                                             Nine Months          Nine Months         May 5, 1998
                                                                ended                ended          (inception) to
                                                              September            September           September
                                                               30, 2000             30, 1999           30, 2000
                                                           -----------------    -----------------   ----------------
Cash flows from operating activities:
Net cash flow from operating activities                       $   (119,749)         $   (58,590)      $    (250,189)
Cash flows from investing activities:
  Purchase of fixed assets                                                -                    -             (4,079)
  Organization costs                                                      -                    -               (812)
  Investment in mineral claims                                            -                    -             (5,000)
                                                           -----------------    -----------------   ----------------
Net cash (used in) investing activities                                   -                    -             (9,891)
                                                           -----------------    -----------------   ----------------

Cash flows from financing activities:
  Proceeds from loans payable - shareholders                       135,544                35,370            200,519
  Payments for loans payable - shareholders                        (16,684)                    -            (16,684)
  Proceeds from related party advances                                    -                    -             15,000
  Proceeds from stock sales, net of issuance costs                        -               25,000             43,118
  Proceeds from stock subscriptions                                       -                    -             19,000
                                                           -----------------    -----------------   ----------------
Net cash provided by financing activities                          118,860                60,370            260,953
                                                           -----------------    -----------------   ----------------

Increase (decrease) in cash                                           (889)                1,780                873

Beginning cash                                                        1,762                5,789                  -
                                                           -----------------    -----------------   ----------------
Ending cash                                                        $    873           $    7,569         $      873
                                                           =================    =================   ================

Supplemental cash flow information:

  Cash paid for interest                                     $            -         $          -       $      (327)
Noncash transactions:
  Issuance of stock for repayment of advances                $            -         $          -       $   (15,000)
  Issuance of stock for purchase of goodwill                 $            -         $   (65,500)       $   (65,000)
  Issuance of stock subscriptions in repayment of
    accrued wages                                            $            -         $          -       $   (11,000)

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

The common stock for the stock subscriptions mentioned above was issued in February, 2000 pursuant to section 4(2) and Regulation S of the Securities Act of 1933.

In 2000, the Company approved a 3:2 stock split of its common shares effective for shareholders of record as of June 20, 2000.

Note 4.  SUBSEQUENT EVENTS

In October 2000, the Company announced the resignation of its President, Secretary, and Treasurer, who was replaced on an interim basis by the Chairman of the Board of Directors. The Company is in active discussions with several industry professionals to fill the role of President.

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

RadioTower's twelve-month plan of operation is to (i) improve the quality and quantity of content on its website in order to provide a unique online directory connecting listeners to stations worldwide, (ii) increase site traffic, and
(iii) develop more revenue-generating programs. RadioTower plans to improve its site by developing a more dynamic interface and making the site easier to navigate and more graphically exciting. RadioTower plans to utilize new technologies and software such as Flash with Vector graphics to improve the quality of the website. RadioTower's strategy is to enhance the product design while increasing brand awareness and loyalty among its listeners.

(A)  CONTENT

It is management's intent to continue to add as many stations as possible to RadioTower's directory and to continue to add more contextual and specific information to RadioTower's website. As technology improves, management plans to provide more customized features and a much more interactive interface so that the website will have a user-friendly design and a quick download time and will have cross-reference capabilities. It is intended that the site will provide users with more information on their searches such as better station descriptions, and will highlight special events, concerts and regularly scheduled features. Management intends to improve RadioTower's website so that it will also provide a multiple of dynamic ways for visitors to interact in the site. These developments are currently in progress and will be released on an ongoing basis.

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

(C)  REVENUE

RadioTower will attempt to generate more revenue by (i) acquiring exclusive rights to radio personalities and content and (ii) putting in place more e-commerce affiliations. RadioTower will pursue exclusive arrangements with radio stations to rebroadcast their content. RadioTower will endeavor to make arrangements with various radio personalities and shows and recording artists to broadcast their material on the RadioTower site. This will create exposure for the content provider and a marketing opportunity for RadioTower to drive traffic to the site.

RadioTower is in the early stages of operation and just beginning to generate business revenues. Revenue generating programs include:

         o Advertising - Burst Media and Music Vision LLC currently act as agents to place ads on the RadioTower site; and

         o AudioAds - beta site available for demonstration purposes, full launch set for the fourth quarter of 2000, to provide a turn-key solution for businesses to put audio on their websites. The final stage of beta testing is currently under way.

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

ITEM 2.  CHANGES IN SECURITIES.

         During the third  quarter of the fiscal  year  covered by this  report,
RadioTower did not modify the instruments defining the rights of its shareholders, no rights of any shareholders was limited or qualified by any other class of securities, and RadioTower did not sell any unregistered equity securities.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

         During the third quarter of the fiscal year covered by this report, no material default has occurred with respect to any indebtedness of RadioTower. Also during this quarter, no arrearage in the payment of dividends has occurred.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the third quarter of the fiscal year covered by this report.

ITEM 5.  OTHER INFORMATION.

         RadioTower elected not to renew its contract with Pronet Enterprises Ltd. that came up for renewal on August 21, 2000. RadioTower gave 60-day notice of this action in accordance with the Master Distributor Agreement between the companies, dated August 21, 1997. RadioTower received no revenue from this agreement.

         On August 21, 2000, market maker William V. Frankel & Co. filed Form 211 with the NASD for a price quotation of RadioTower's common stock on the Over-the-Counter Bulletin Board (the "OTC BB"). RadioTower's common stock commenced trading on the OTC BB on August 25, 2000.

         On September 6, 2000, RadioTower announced it signed a definitive Distribution Partnership with NetBroadcaster.com to launch a co-branded Internet radio directory website. RadioTower will retain 50% of revenue derived from this partnership. While awaiting implementation of this website, NetBroadcaster.com is providing a link to RadioTower.

         On October 5, 2000, Alan Brown resigned from his positions as President, Treasurer and Secretary of RadioTower, and was replaced on an interim basis by Michael Levine, RadioTower's Chairman. The Company is currently in discussions with several industry professionals to fill the role of President.

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

(b)  REPORTS ON FORM 8-K.

         There were no reports on Form 8-K filed by the Company during the quarter ended September 30, 2000.

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, RadioTower has caused this report to be signed on its behalf by the undersigned, who are duly authorized.

             RADIOTOWER.COM, INC.

             By:   /s/ MICHAEL LEVINE
                ---------------------------------------------------------------

             Name and Title: MICHAEL LEVINE - CHAIRMAN, PRESIDENT AND TREASURER
                             --------------------------------------------------

             Dated:  November 14, 2000
                   ------------------------------------------------------------


             By:   /s/ PAUL VALKAMA
                ---------------------------------------------------------------

             Name and Title: PAUL VALKAMA - DIRECTOR
                             --------------------------------------------------

             Dated:  November 14, 2000
                   ------------------------------------------------------------