Form 10KSB
period 2000-12-31
RADIOTOWER COM INC
filed 2001-04-25
CIK 1098578

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

         (Mark One)
         [X] Annual Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

         [ ] Transitional Report Under Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                   For the fiscal year ended December 31, 2000

                         Commission file number: 0-28031

                              RADIOTOWER.COM, INC.
                              --------------------
                 (Name of Small Business Issuer in its charter)

            Nevada                                             91-1921581
            ------                                             ----------
(State or other jurisdiction of                             (I.R.S. Employer
 incorporation or organization)                             Identification No.)

                              #8-4106 Albert Street
                    Burnaby, British Columbia, Canada V5C 2E6
                                 (604) 299-5003
                                 --------------
        (Address, including zip code and telephone number, including area code, of registrant's executive offices)

         Securities registered under Section 12(b) of the Exchange Act:
                                      none

        Securities registered under to Section 12(g) of the Exchange Act:

                                  Common Stock
                                  ------------
                                (Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
          ---    ---

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

                          (Continued on Following Page)

State issuer's revenues for its most recent fiscal year. $4,015.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days: $744,000 as of April 03, 2001.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of April 19, 2001: 23,250,000 shares of common stock.

Documents incorporated by reference:  None

                                TABLE OF CONTENTS

                            FORM 10-KSB ANNUAL REPORT

                              RADIOTOWER.COM, INC.

                                                                            PAGE
                                                                            ----

Facing Page
Index
PART I
Item 1.    Description of Business..........................................  4
Item 2.    Description of Property.......................................... 10
Item 3.    Legal Proceedings................................................ 10
Item 4.    Submission of Matters to a Vote of
               Security Holders............................................. 10

PART II
Item 5.    Market for the Registrant's Common Equity
               and Related Stockholder Matters.............................. 11
Item 6.    Management's Discussion and Analysis of
               Financial Condition and Results of
               Operations................................................... 12
Item 7     Financial Statements............................................. 16
Item 8.    Changes in and Disagreements on Accounting
               and Financial Disclosure..................................... 31

PART III
Item 9.    Directors, Executive Officers, Promoters
               and Control Persons, Compliance with
               Section 16(a) of the Exchange Act............................ 31
Item 10.   Executive Compensation........................................... 34
Item 11.   Security Ownership of Certain Beneficial
               Owners and Management........................................ 35
Item 12.   Certain Relationships and Related
               Transactions................................................. 36

PART IV
Item 13.   Exhibits and Reports on Form 8-K................................. 37


SIGNATURES.................................................................. 38

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS.

     RadioTower.com, Inc. (the "Company or "RadioTower") was incorporated under the laws of the State of Nevada on May 5, 1998, under the original name "Magnum Ventures Inc." RadioTower changed its name on May 18, 1999 to "RadioTower.com, Inc." Initially, RadioTower was in the mining business and on June 4, 1998, acquired an option to purchase certain mineral claims. However, this was the extent of RadioTower's operation as a mining company and its involvement in the mining industry. RadioTower did not do any testing on or developing of the mineral claims. In March 1999, the board of directors decided to abandon its rights to the mineral claims and not to make any further option payments, resulting in the termination of the option. RadioTower ceased all mining industry activities at that time and the board of directors decided to enter into the radio Internet business.

     In March 1999, the Company acquired the right to the domain name "Radiotower.com" and the name "Radio Tower Interactive" in exchange for issuance of 9,750,000 shares of the Company's common stock, which was valued at $65,000, approximately the predecessor's cost. See "Part II, Item 7, Financial Statements" and notes thereto and "Part III, Item 12 Certain Relationships and Related Transactions."

         In April 1999, RadioTower entered into an agreement with Global Media Corp. ("Global Media"), which operates an e-commerce store that sells CD's, videos and books and handles order fulfillment branded under its customers' names. The agreement provided for RadioTower to earn 40% of the net profit on each sale. The agreement was terminated by mutual agreement of the parties on April 27, 2000, due to the lack of revenue generation for both parties, which termination included a mutual release.

     As of the date of this Report, RadioTower is an Internet company (www.radiotower.com). RadioTower is one of the first companies online with a live radio directory and audio portal. The directory is a free television guide-like listing of over 1,000 radio stations worldwide. With the use of existing technology, such as RealPlayer(TM) and/or Windows Media Player(TM), RadioTower allows listeners to link to and listen to these radio stations. Audio quality depends on speed of Internet connection, computer speed and quality of a particular station's host server. ___ A 28k modem and 486 computer will provide acceptable results. Users can search for a station by name, country, category or keyword search. Once a station is located, the user simply clicks on the play button beside each station to listen. The user is free to continue to browse RadioTower's site, surf other websites and work at home or in the office while listening to the radio station. New stations are constantly being added to RadioTower's database. RadioTower only contains listings for those radio stations that already broadcast their signals over the Internet using RealAudio(TM) and/or Windows Media Player(TM).

     RadioTower has built a steady user base of over 40,000 monthly listeners with no marketing budget and receives over 400,000 page views a month due to positive word-of-mouth, high listings on most major search engines, links from hundreds of other sites to RadioTower's website, favorable reviews (USA Today, L.A. Times, HotWired, Vancouver Sun, etc.) and numerous awards (Yahoo Picks, Windows Magazine Site of the Day etc.). According to RadioTower's ISP server and statistics provided by Netnation Communications Inc., RadioTower's website has an average of 14,800 page views per day or 459,000 per month.

     Search engines such as Yahoo and Altavista are the principal means by which Internet users find websites. management believes that a high listing on these search engines (on the first page of results) is a very important marketing tool. These rankings are constantly changing and RadioTower regularly submits updates to attempt to keep RadioTower's rankings current. Link popularity is the total number of web sites that link to RadioTower's website. Good link popularity can dramatically increase traffic to RadioTower's website. According to link popularity.com there are 2100 websites on Hotbot search engine that currently have links to RadioTower.

     In a typical Internet session a user will go to RadioTower's site and select the radio station of the user's preference by name, place and/or genre. The station's audio signal will be broadcast continually as the user surfs other stations or sites, works in the office or home, or until the user selects another station.

     The Company retained Transition Capital Management in March 1999 to provide
management,   administrative  and  accounting  services  for  RadioTower.   This
agreement was terminated in July 1999. All invoices and balances due were paid.

     The Company is in the early stages of operation and is just beginning to generate business revenues. Since June 30, 1999, RadioTower has generated nominal revenues from the sale of on-site advertising. Our advertisers have included Rolling Stone Magazine and Gillette. RadioTower's e-commerce affiliates have included Music Previews, Audio Book Club, Beyond.com (software), IQ (audio software) and The Wall Street Journal.

     In the future, specific RadioTower web pages will be targeted towards particular audiences. Users can browse the site by 20 different categories such as Rock, Classical, Sports or Business. Users who select a certain category can be targeted on the main page for that category. For example, visitors to RadioTower's rock pages will see advertisements and be able to click directly to areas that would be of interest to rock music fans.

     The target for RadioTower's products and advertising is the individual listener with a personal computer. Historically, radio stations have targeted precise listeners with unique profiles. According to the National Association of Broadcasters, online radio stations plan to acquire a share of the $12 billion per year radio business by tapping into this marketing source. It is management's belief that by providing individual listeners with what they want in a radio station's web site, such as information and shopping, radio stations will attract listeners, which in turn will attract advertisers.

     RadioTower put in place partnerships with Pronet Enterprises Ltd. and Destiny Media Technologies Inc. to begin development of the Audio Ad service. RadioTower elected not to renew its contract with Pronet Enterprises Ltd. that came up for renewal on August 21, 2000. RadioTower gave 60-day notice of this action in accordance with the Master Distributor Agreement between the companies, dated August 21, 1997. RadioTower received no revenue from this agreement.

     In April 2000, RadioTower entered into an agreement with Sams Direct Internet to market and sell .CC domain name registrations around the globe at its RadioTower.com streaming media portal via http://www.iGot.cc RadioTower receives a commission on each .CC domain sold through the iGot.cc site. Sams Direct handles operation of the Igot.cc site and order fulfillment, thus RadioTower has no additional expense in offering this service.

     On September 6, 2000, RadioTower announced it signed a definitive Distribution Partnership with NetBroadcaster.com to launch a co-branded Internet radio directory website. RadioTower will retain 50% of revenue derived from this partnership. While awaiting implementation of this website, NetBroadcaster.com is providing a link to RadioTower. At present, RadioTower does not have the resources to enable this functionality, so the project has yet to be implemented and RadioTower has received no revenue from the endeavor.

     On October 17, 2000 RadioTower announced a strategic partnership with eFront Media, Inc. to develop a co-branded Internet radio directory. The site will be marketed by eFront's network and be Powered by RadioTower.com. At present, RadioTower does not have the resources to enable this functionality so the project has yet to be implemented and RadioTower has received no revenue from the endeavor.

     On November 29, 2000 RadioTower announce a strategic partnership with Standard Radio, Inc. to develop Audio Ads (http://www.audioads.cc), a turnkey service to create custom audio clips for commercial web sites. Standard Radio will provide their facilities and talent to produce top quality clips for AudioAds clients. At present, RadioTower does not have the resources to enable this functionality so the project has yet to be implemented and RadioTower has received no revenue from the endeavor.

     RadioTower's site is constantly under development. Management of RadioTower intends to work with other Internet development firms to create more powerful software. RadioTower plans to partner with content providers and other Internet sites to maximize the reach and ability of its offerings. Some features RadioTower plans to offer include:

     - highly targeted rich media ads (audio banners) that increase the value of our partners content;
     - customizable one-click access to an array of preselected audio reports and audio updates on specific topics, such as NFL reports or OTC-BB reports;
     - information about the song and artist which is currently playing and relevant links; and
     -    Internet audio hosting services.

     RadioTower will distribute its products and services over the Internet and will advertise through medium such as newspapers, television and radio. The main product, the RadioTower.com online directory, is distributed over the Internet. AudioAds are available for online purchase and delivery on the Internet.

     RadioTower currently provides a free link to Gizmomall, a site which is an e-commerce retailer of a variety of high-tech products. RadioTower and Gizmomall have engaged in discussions relating to possible revenue sharing arrangements, but no definitive agreement has yet been reached by the parties. RadioTower does not currently derive any revenue from this site.

     The RadioTower site is developed and maintained by RadioTower personnel and then delivered, via Internet, to Vancouver-based Netnation Communications Inc. for serving.This site can serve over 200,000 customers per hour. Station data is researched on the Internet, then added to the database on a monthly basis. As a courtesy,RadioTower notifies each radio station of its inclusion and asks if any changes are required. To date, only one station has requested removal. Many stations also contact RadioTower to request a listing or to compliment management on RadioTower's service.

Industry Overview

     According to Arbitron Internet Listing Study II from July 1998 to January 1999, Americans who listened to Internet radio increased by 6% to 13%. According to a BRS Media report dated April 27, 2000, there were 3,537 radio stations available over the Internet with another 5,784 radio stations that had a website but did not webcast. Listeners can bookmark their favorite radio station's web sites and may not need to return to RadioTower once having done so. However, users will initially find RadioTower of service in finding these stations. Also, RadioTower now offers a My-Audio feature whereby site users can make as many of their own presets as they want. This customization feature will impact on RadioTower's plan to attract advertisers and revenues from operations by increasing customer loyalty and page view with a corresponding increase in revenue.

Competition

     RadioTower competes with many companies possessing greater financial resources and technical facilities than itself in the Internet radio market as well as for the recruitment and retention of qualified personnel. Many of RadioTower's competitors have a very diverse portfolio and have not confined their market to one industry, product or service, but offer a wide array of multi- layered businesses consisting of may different customers and industry partners.

     RadioTower has sought to differentiate itself from its large competitors by offering an international directory that includes all types of radio stations.These competitors, while better financed and more popular, list certain stations only: stations that use a particular streaming audio technology (Real Guide,Windows Media Guide), or use a particular streaming audio service provider(Yahoo Broadcast). While RadioTower can host stations, it is not a prerequisite to be listed on the site. It makes no difference to audio quality where the person links from.

     Other competitive directories do exist: Internet Radio List, BRS Web Radio Directory, Seek Radio, Earth Tuner, On The Air, vTuner, Atomic Global Radio,Sunset Radio, Broadcastmusic.com, Virtual Tuner and MIT List of Radio Stations.All these sites offer the same basic information - RadioTower differs from them in a qualitative way rather than quantitative. It is management's belief that RadioTower's site provides a better experience for its users than its competitors - it is visually more appealing, runs faster and is easier to use.With adequate financing, management believes it can distinguish itself from these competitors by developing an even better site (offering more information,easier to use and more powerful graphic features) and through superior marketing. As described below under "Plan of Operation - Revenue," management will also seek to acquire exclusive rights to radio personalities and content,as well as expand its e-commerce affiliations, in an attempt to generate more revenue.

     RadioTower's policy is to link to all audio providers regardless of technology or proprietary interests. Key advantages that RadioTower has over its competitors are an in-depth knowledge of the Internet industry and Internet audio, a functional Web site with regular users, and site recognition and strategic alliances with important industry players, such as:

     - Musicvision, Inc. - advertising placement agency that resells RadioTower's ad inventory;
     - Destiny Media Technologies Inc. (formerly Destiny Software Productions Inc. - developer of audio streaming technology that is used in RadioTower's Audio Ad Player;
     - Standard Broadcasting Inc. - operates a group of Radio Stations and a production partner for AudioAds;
     - eFront Media Inc. - operates a networks of Internet sites for compelling destination content and a distribution partner to launch a co-branded Internet radio directory web site; and
     - NetBroadcaster.com Inc. - operates a streaming media portal and a distribution partner to launch a co-branded Internet radio directory web site

     RadioTower   does  not  have  any  major  customers  that  it  depends  on.
However,RadioTower's advertising revenue depends on the selling of ad inventory by its advertising agent, Musicvision, Inc.

Trademarks/Tradenames

     RadioTower currently does not own any patents or trademarks and is not a party to any license or franchise agreements, concessions, royalty agreements or labor contracts. The Internet site is copyrighted upon uploading. radiotower.com is a registered domain name of RadioTower. RadioTower will seek trademark protection for RadioTower as it refers to an internet service and further trademark protection for the slogans "The Internet Radio Receiver", which has been used online since June of 1996 by Henry and Paul Valkama and by RadioTower since March 1999, and for "Transmitting YOUR message to the world!", which has been used since June 1997 by Henry and Paul Valkama and by RadioTower since March 1999.

Government Regulations

     The Company is not subject to any extraordinary governmental regulations relating to its business.

     However, there are unforeseen uncertainties in the future of the Internet radio and audio. For example, as a result of a lack of regulation, the music industry has a problem with pirating (copying) of music with the MP3 comparison technologies available over the Internet. As MP3 has no copyright protection built in, Internet users can technically copy material and distribute it without paying royalties. Although illegal, this bypasses the music industry and threatens their revenue stream. The technology used by RadioTower does not allow for unauthorized copying. If a format does appear which satisfies both the music industry and the consumers, downloadable music can become a vital method of distribution and have a major impact. While the effect of MP3 is sorted out, the use of streaming audio will continue to grow, unencumbered by the objections of the music industry. Once an agreed upon standard appears for downloadable audio, management believes that RadioTower can easily migrate into this market.

     Also, the Digital Millennium Copyright Act contains provisions in regard to the subject to payment of compulsory license fees for the performance right in sound recordings. This licensee fee for webcasting has not been set and is currently being negotiated by such interested parties as the Recording Industry Association of America and the International Webcasting Association. As the amount of these fees and what parties must pay them is unclear, the effect on RadioTower is unknown at this point. RadioTower's profit potential can be adversely affected, as the fees might be an additional material expense.

Employees

     RadioTower has two employees, Paul Valkama and Henry Valkama who are full time employees. RadioTower, when in the financial position to do so, intends to hire programmers and designers on a consultant basis and will continue to do so as the need arises.

ITEM 2.  DESCRIPTION OF PROPERTY.

     RadioTower operates from its principal executive offices at Suite #8-4106 Albert Street, Burnaby, British Columbia, Canada. A director of the Company provides the space for Company use at no charge. See "Part III, Item 12, Certain Relationships and Related Transactions."

     RadioTower's sole assets are its copyrighted site and its registered domain name "radiotower.com".

ITEM 3. LEGAL PROCEEDINGS

     RadioTower is not a party to any pending legal proceedings.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                     PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

     On August 25, 2000, RadioTower's common stock commenced trading on the OTC BB. RadioTower's common stock was previously quoted on the pink sheets under the symbol "RDOT." Prior to the Company's 3:2 stock split effective June 20, 2000, RadioTower's common stock traded under the symbol "RTOW."

     The table below sets forth the reported high and low bid prices for the periods indicated. The bid prices shown reflect quotations between dealers, without adjustment for markups, markdowns or commissions, and may not represent actual transactions in the Company's securities.

                                                      Bid Price
         Quarter Ended                          High             Low
         ----------------                       -----            -----

         September 1998                         $0.01            $0.01
         December 1998                          $0.01            $0.01

         March 1999(1)                          $0.01            $0.01
         June 1999                              $4.38            $0.02
         September 1999                         $1.75            $0.375
         December 1999                          $0.27            $0.02

         March 2000                             $2.00            $0.17
         June 20, 2000                          $2.00            $1.35
         June 30, 2000(2)                       $1.75            $0.875
         September 2000                         $1.45            $0.60
         December 2000                          $1.00            $0.10

-----------------

(1) Any stock prices reflected prior to March 12, 1999, are those of Magnum Ventures Inc. and are not representative of the current business activities reflected throughout this Form 10- KSB.

(2)  Reflects 3:2 forward split effective June 20, 2000.

     As of April 17, 2001, the closing bid and asked price of the Company's common stock was $0.03 bid, $0.04 asked.

     (b) Holders. RadioTower has approximately 150 holders of record of common stock as of February 29, 2000.

     (c) Dividends. The Company did not pay any dividends on its Common Stock during the two years ended December 31, 2000. Pursuant to the laws of the State of Nevada, a corporation may not issue a distribution if, after giving its effect, the corporation would not be able to pay its debts as they became due in the usual course of business, or such corporation's total assets would be less than the sum of their total liabilities plus the amount that would be needed, if the corporation were to be dissolved at the time of the distribution, to satisfy the preferential rights upon dissolution of shareholders whose preferential rights are superior to those receiving the distribution. As a result, management does not foresee that the Company will have the ability to pay a dividend on its Common Stock in the fiscal year ended December 31, 2001. See "Part II, Item 7, Financial Statements."

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the Company's audited financial statements and notes thereto included herein. In connection with, and because it desires to take advantage of, the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, the Company cautions readers regarding certain forward looking statements in the following discussion and elsewhere in this report and in any other statement made by, or on the behalf of the Company, whether or not in future filings with the Securities and Exchange Commission. Forward looking statements are statements not based on historical information and which relate to future operations, strategies, financial results or other developments. Forward looking statements are necessarily based upon estimates and assumptions that are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond the Company's control and many of which, with respect to future business decisions, are subject to change. These uncertainties and contingencies can affect actual results and could cause actual results to differ materially from those expressed in any forward looking statements made by, or on behalf of, the Company. The Company disclaims any obligation to update forward looking statements.

     The Company generated an aggregate of $4,015 in revenues during the fiscal year ended December 31, 2000. In management's view, these revenues are not material. As such, management has elected to present a Plan of Operation, rather than a comparison of results of operations.

Plan of Operation

     RadioTower's plan of operation is subject to risks and uncertainties, including future economic, competitive and market conditions, the cost of any future governmental regulation of RadioTower's activities and RadioTower's need to raise additional funds to satisfy anticipated cash needs over the next twelve
(12) months, as discussed below.

     RadioTower is in the early stages of operation and just beginning to generate business revenues. Since June 30, 1999, RadioTower has generated nominal revenues from the sale of on site advertising. We have spent approximately $60,500 on research and development activities since commencement of our business plan.

     RadioTower's twelve-month plan of operation is to (i) improve the quality and quantity of content on its website in order to provide the best online directory connecting listeners to stations worldwide, (ii) increase site traffic, and(iii) develop more revenue-generating programs. RadioTower plans to improve its site by developing a more dynamic interface and making the site easier to navigate and more graphically exciting. RadioTower plans to utilize new technologies and software such as Flash with Vector graphics to improve the quality of the website. RadioTower's strategy is to enhance the product design while increasing brand awareness and loyalty among its listeners.

(A)  CONTENT

     It is management's intent to continue to add as many stations as possible to its directory and to continue to add more contextual and specific information to RadioTower's website. As technology improves, management plans to provide more customized features and a much more interactive interface so that the website will have a user-friendly design and a quick download time and will have cross- reference capabilities. The site will provide users with more information on their searches such as better station descriptions, and will highlight special events, concerts and regularly scheduled features. Management intends to improve RadioTower's website so that it will also provide a multiple of dynamic ways for visitors to interact in the site. These developments are currently in progress and will be released on an ongoing basis.

     RadioTower will continue to hire employees as the need arises and finances allow. Positions will include web programmers, graphic artists, webmasters, multimedia designers, web writers, marketing representatives, sales representatives and administrators.

(B)  SITE TRAFFIC

     Provided that the Company has sufficient capital available (of which there can be no assurance), RadioTower intends to launch an extensive sales and marketing campaign to promote its website in order to increase site traffic,. The campaign will include banner and audio advertising on the Internet, print ads in relevant print media and spot ads on radio stations. RadioTower will participate in trade shows that have an Internet, technology and/or radio focus.

(C)  REVENUE

     RadioTower will attempt to generate more revenue by (i) acquiring exclusive rights to radio personalities and content, and (ii) putting in place more e-commerce affiliations. RadioTower will pursue exclusive arrangements with radio stations to rebroadcast their content. RadioTower will endeavor to make arrangements with various radio personalities and shows and recording artists to broadcast their material on the RadioTower site. This will create exposure for the content provider and a marketing opportunity for RadioTower to drive traffic to the site.

     RadioTower is in the early stages of operation and just beginning to generate business revenues. Revenue generating programs include:

     - Advertising - Musicvision,Inc. currently acts as an agent to place ads on the RadioTower site; and

     - AudioAds - beta site available for demonstration purposes, full launch delayed until adequate financing supports a full product launch, to provide a turn-key solution for businesses to put audio on their websites. The final stage of beta testing is currently under way.

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

Liquidity and Capital Resources

     As of December 31, 2000, we had nominal cash available, as well as nominal accounts receivable. We incurred negative working capital of $316,247, primarily from costs associated with selling, general and administrative expenses, resulting in a net loss of ($278,728) for the year ended December 31, 2000 ($0.01 per share), compared to a net loss of ($156,309) during the fiscal year ended December 31, 1999 ($0.01 per share).

     We have various outstanding notes payable. Since commencement of our business plan, certain of our shareholders have made loans to us. In the years ended December 31, 2000 and 1999, these loans totalled $132,755 and $64,975, respectively. These loans accrue interest at the rate of 9% per annum and are due on June 30, 2001. As of the date of this Report, we are discussing these loans with the applicable shareholders relevant to the probability that we will be unable to repay these obligations when they become due. However, as of the date of this Report, no definitive amended terms have been agreed and there can be no assurances that any agreement will be reached in this regard.

     Our management recognizes that, in order to allow the Company to obtain profitable operations and implement our business plan, it will be necessary for us to raise additional equity capital of at least $1.5 million. Our management is in discussions with investment bankers and others to provide or assist in providing that financing. However, as of the date of this Report, we do not have any written commitments for this financing, and no assurance can be given that we will obtain any additional financing, either debt or equity. Failure to obtain additional capital will force management to reduce expense. If this is not successful, it is doubtful that we will be able to survive and the Company will be forced to liquidate.

Trends

     During the past year, there has been a drastic reduction in the spending of advertising dollars on the Internet. While this was believed to be a major source of revenues, the Company also realized that it must develop other revenue streams in order to be cash flow positive. We developed and succeeded in closing several strategic partnerships that, if fully implemented, would have added significantly to our cash flow. However, due to the negative market perception of the dotcom business, and the resulting drop of the price of our shares, the Company found it impossible to raise the necessary capital to pursue these alliances to the fullest extent.

     There are other factors that will continue to challenge the Company, not the least of which is the pressure being applied to "brick and mortar" radio stations to pay performing rights royalties on their internet broadcasts. This has caused the largest radio station owner in America, Clear Channel Communications, to eliminate and/or significantly reduce the number of their radio stations streaming their signals on the Internet, thereby reducing the number and variety of U.S. stations our site visitors can access.

     Several of our competitors have ceased operations, the largest being BroadcastAmerica.com, who closed their operation late in 2000. There is a trend towards consolidation via business combinations, however, the lack of available funding is making this difficult as well. The fully-built out companies such as Yahoo, Microsoft and AOL are now offering internet radio directories on their websites in an effort to keep visitors for a longer period of time. The Company views these as our most serious competitors.

     RadioTower will continue to vigorously pursue the funding it requires to continue and to build-out its business model.

Inflation

     Although the operations of the Company are influenced by general economic conditions, the Company does not believe that inflation had a material affect on the results of operations during 2000.

ITEM 7.  FINANCIAL STATEMENTS

                              RadioTower.com, Inc.
                            fka Magnum Ventures Inc.
                          (A Development Stage Company)
                          As of and for the Years Ended
                           December 31, 2000 and 1999,
                                 and the Period
                             May 5, 1998 (inception)
                              to December 31, 2000

                              RadioTower.com, Inc.
                            fka Magnum Ventures Inc.
                          (A Development Stage Company)
                                Table of Contents

                                                                          Page

         Report of Independent Auditors                                      1

         Balance Sheet                                                       2

         Statements of Operations                                            3

         Statement of Changes in Stockholders' (Deficit)                     4

         Statements of Cash Flows                                            5

         Notes to Financial Statements                                    6-12

                         REPORT OF INDEPENDENT AUDITORS


Shareholders and Board of Directors
RadioTower.com, Inc.

We have audited the accompanying balance sheet of RadioTower.com, Inc. (a development stage company) fka Magnum Ventures Inc. as of December 31, 2000, and the related statements of operations, changes in stockholders' (deficit), and cash flows for the years ended December 31, 2000, and 1999, and the period from May 5, 1998 (inception) to December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of RadioTower.com, Inc. (a development stage company) fka Magnum Ventures Inc. as of December 31, 2000, and the results of its operations, and its cash flows for the years ended December 31, 2000 and 1999, and the period from May 5, 1998 (inception) to December 31, 2000 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations and has a working capital and stockholders' deficiency. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also discussed in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



Stark Tinter & Associates, LLC
Denver, Colorado
April 2, 2001

                                       -1-

                             RADIOTOWER.COM, INC.
                           FKA MAGNUM VENTURES, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEET
                               DECEMBER 31, 2000


                                    ASSETS

CURRENT ASSETS
  Cash                                                         $      461
  Accounts receivable
                                                                      193
                                                               ----------

                      Total current assets                            654
                                                               ----------

  PROPERTY AND EQUIPMENT,  net of
       accumulated depreciation of $816                             3,263
                                                               ----------

                                                               $    3,917
                                                               ==========



                    LIABILITIES AND STOCKHOLDERS' (DEFICIT)

CURRENT LIABILITIES
  Accounts payable                                             $   55,890
  Accrued wages                                                    50,597
  Loans payable - stockholders                                    210,414
                                                               ----------

                      Total current liabilities                   316,901
                                                               ----------


STOCKHOLDERS' (DEFICIT)
  Preferred stock, $0.01 par value,
     1,000,000 shares authorized, none outstanding
                                                                        -
  Common stock, $0.001 par value, 50,000,000
    shares authorized, 23,250,000 shares issued                    23,250
  Additional paid in capital                                      129,868
  Deficit accumulated during the development stage               (466,102)
                                                               ----------
                                                                 (312,984)
                                                               ----------

                                                               $    3,917
                                                               ==========


                              RADIOTOWER.COM, INC.
                            FKA MAGNUM VENTURES INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS

                                                                              FOR THE PERIOD
                                                 YEAR ENDED    YEAR ENDED       MAY 5, 1998
                                                 DECEMBER 31,  DECEMBER 31,   (INCEPTION) TO
                                                    2000           1999      DECEMBER 31, 2000
                                                 ------------  ------------  -----------------
REVENUE                                          $      4,015  $        848  $           4,863
                                                 ------------  ------------  -----------------

COSTS AND EXPENSES
  Selling, general and administrative                 228,675       144,007            398,638
  Loss on impairment of assets                         54,167             -             54,167
  Amortization                                              -        11,536             11,645
  Loss on investment in mineral property                    -             -              5,000
                                                 ------------  ------------  -----------------

                                                      282,842       155,543            469,450
                                                 ------------  ------------  -----------------

OPERATING (LOSS)                                     (278,827)     (154,695)          (464,587)

OTHER INCOME (EXPENSE)
  Foreign currency transaction gain (loss)                 99          (267)              (168)
  Other                                                     -        (1,347)            (1,347)
                                                 ------------  ------------  -----------------

NET (LOSS)                                           (278,728)     (156,309)          (466,102)
                                                 ============  ============  =================

PER SHARE INFORMATION

WEIGHTED AVERAGE SHARES OUTSTANDING -
        BASIC AND DILUTED                          22,522,603    15,974,167         14,383,562
                                                 ============  ============  =================

NET (LOSS) PER COMMON SHARE (BASIC AND DILUTED)  $      (0.01) $      (0.01) $           (0.03)
                                                 ============  ============  =================




                              RADIOTOWER.COM, INC.
                            FKA MAGNUM VENTURES INC.
                          (A DEVELOPMENT STAGE COMPANY)
                 STATEMENT OF CHANGES IN STOCKHOLDERS' (DEFICIT)
                MAY 5, 1998 (INCEPTION) THROUGH DECEMBER 31, 2000


                                                                                                Deficit
                                          Common Stock                                        Accumulated
                                     ---------------------     Additional    Common Stock      During the
                                       Shares      Amount   Paid in Capital  Subscriptions  Development Stage     Total
                                     ----------  ---------  ---------------  -------------  -----------------  ----------
Issuance of stock for
  cash at $0.01 per share
  (net of issuance costs)             3,000,000  $   3,000  $        15,118  $           -                  -  $   18,118

Issuance of stock for
  repayment of advances
  at $0.01 per share                  2,250,000      2,250           12,750              -                  -      15,000

Net (loss) for the period                     -          -                -              -            (31,065)    (31,065)
                                     ----------  ---------  ---------------  -------------  -----------------  ----------

Balance at December 31, 1998          5,250,000      5,250           27,868              -            (31,065)      2,053
                                     ----------  ---------  ---------------  -------------  -----------------  ----------

Issuance of stock for
  purchase of domain name             9,750,000      9,750           55,250              -                  -      65,000

Issuance of stock for
  casj at $0.01 per share             3,750,000      3,750           21,250              -                  -      25,000

Issuance of stock subscriptions for
  cash at $0.01 per share                     -          -                -         19,000                  -      19,000

Issuance of stock subscriptions as
  payment of wages                            -          -                -         11,000                  -      11,000

Net (loss) for the year                       -          -                -              -           (156,309)   (156,309)
                                     ----------  ---------  ---------------  -------------  -----------------  ----------

Balance at December 31, 1999         18,750,000     18,750          104,368         30,000           (187,374)    (34,256)
                                     ----------  ---------  ---------------  -------------  -----------------  ----------
Issuance of stock pursuant to stock
   subscriptions at $0.01 per share   4,500,000      4,500           25,500        (30,000)                 -           -

Net (loss) for the year                       -          -                -              -           (278,728)   (278,728)
                                     ----------  ---------  ---------------  -------------  -----------------  ----------

Balance at December 31, 2000         23,250,000  $  23,250  $       129,868  $           -  $        (466,102) $ (312,984)
                                     ==========  =========  ===============  =============  =================  ==========




                              RADIOTOWER.COM, INC.
                            FKA MAGNUM VENTURES INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS
                                                                                      FOR THE PERIOD
                                                         YEAR ENDED    YEAR ENDED       MAY 5, 1998
                                                         DECEMBER 31,  DECEMBER 31,   (INCEPTION) TO
                                                             2000         1999       DECEMBER 31, 2000
                                                         ------------  ------------  -----------------
OPERATING ACTIVITIES
   Net (loss)                                            $   (278,728) $   (156,309) $        (466,102)
   Adjustments to reconcile net (loss) to net cash
     (used) in operating activities:
        Amortization                                                -        11,536             11,645
        Depreciation                                              816             -                816
        Interest expense converted to loan payable             12,684             -             12,684
        Loss on impairment of assets                           54,167             -             54,167
        Loss on investment in mineral property                      -             -              5,000
        Issuance of stock for wages                                 -        11,000             11,000
   Changes in:
        Accounts receivable                                      (193)            -               (193)
        Accounts payable                                       37,198        14,253             55,890
        Accrued wages                                          40,000        10,597             50,597
                                                         ------------  ------------  -----------------
Net cash (used in) operating activities                      (134,056)     (108,923)          (264,496)
                                                         ------------  ------------  -----------------

INVESTING ACTIVITIES
  Purchase of fixed assets                                          -        (4,079)            (4,079)
  Organization costs                                                -             -               (812)
  Investment in mineral claims                                      -             -             (5,000)
                                                         ------------  ------------  -----------------
             Net cash (used in) investing activities                -        (4,079)            (9,891)
                                                         ------------  ------------  -----------------
FINANCING ACTIVITIES
  Proceeds from loans payable - shareholders                  132,755        64,975            197,730
  Proceeds from related party advances                              -             -             15,000
  Proceeds from stock sales, net of issuance costs                  -        25,000             43,118
  Proceeds from stock subscriptions                                 -        19,000             19,000
                                                         ------------  ------------  -----------------
             Net cash provided by financing activities        132,755       108,975            274,848
                                                         ------------  ------------  -----------------

               Net increase (decrease) in cash                 (1,301)       (4,027)               461

CASH AT BEGINNING OF YEAR                                       1,762         5,789                  -
                                                         ------------  ------------  -----------------
CASH AT END OF YEAR                                      $        461  $      1,762  $             461
                                                         ============  ============  =================

SUPPLEMENTAL CASH FLOW INFORMATION
  Cash paid for interest                                 $          -  $          -  $               -
                                                         ============  ============  =================
  Cash paid for income taxes                             $          -  $          -                  -
                                                         ============  ============  =================

SUPPLEMENTAL DISCLOSURE OF SIGNIFICANT
NON-CASH FINANCING AND INVESTING ACTIVITIES

  Conversion of accrued interest into promissory notes   $     12,684  $          -  $          12,684
                                                         ============  ============  =================
  Issuance of stock for repayment of advances            $          -  $          -  $          15,000
                                                         ============  ============  =================
  Issuance of stock for purchase of domain assets        $          -  $     65,000  $          65,000
                                                         ============  ============  =================






                                      -5-

                              RADIOTOWER.COM, INC.
                            FKA MAGNUM VENTURES INC.
                          (A DEVELOPMENT STAGE COMPANY)
                        NOTES TO THE FINANCIAL STATEMENTS



Note 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

The Company was incorporated in the State of Nevada as Magnum Ventures Inc. On May 18, 1999 the Company changed its name to RadioTower.com, Inc. The Company has been in the development stage since its inception on May 5, 1998. In 1999, the Company purchased a domain asset, the domain name RadioTower.com, and has utilized the website as its own internet portal which provides free online directories of live radio stations.

Use of estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in these financial statements and accompanying notes. Actual results could differ from those estimates.

Cash and cash equivalents

For purposes of balance sheet classification and the statements of cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Fair value of financial instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2000. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash, accounts receivable, accounts payable, and loans payable. Fair values were assumed to approximate carrying values for financial instruments because they are short term in nature, their carrying amounts approximate fair values, or they are receivable or payable on demand

Property and equipment

Property and equipment is stated at cost and is being depreciated using the straight-line method over the asset's estimated economic life of 5 years.

                                      -6-

                              RADIOTOWER.COM, INC.
                            FKA MAGNUM VENTURES INC.
                          (A DEVELOPMENT STAGE COMPANY)
                        NOTES TO THE FINANCIAL STATEMENTS


Research and development costs

Research and development costs are charged to operations when incurred and are included in selling, general and administrative expenses. The amounts charged to operations for the years ended December 31, 2000, and 1999 and the period from May 5, 1998 (inception) to December 31, 2000, were approximately $0, $34,000 and $34,000, respectively.

Foreign currency exchange and translation

The functional currency of the Company is the U.S. dollar. The Company also has a Canadian dollar bank account it uses for some operations. For reporting purposes, the financial statements are presented in U.S. dollars in accordance with Statement of Financial Accounting Standard No. 52, Foreign Currency Translation. At the date a transaction is recognized, each asset, liability, revenue, expense, gain, or loss arising from a transaction is measured and recorded in the functional currency by use of the exchange rate in effect at that date. At each balance sheet date, recorded balances that are denominated in a currency other than the functional currency are adjusted to reflect the current exchange rate. The Company does not use foreign exchange contracts, interest rate swaps, or option contracts. Foreign currency transaction gains and (losses), which for the years ended December 31, 2000 and 1999 and the period May 5, 1998 (inception) to December 31, 2000 were $99, $(267), and $(168), are included in the results of operations.

Intangibles

Product and website development costs incurred in developing the Company's website are accounted for in accordance with SOP 98-1. Product and website development costs include amounts incurred by the Company to develop, enhance, manage, monitor and operate the Company's website. External direct costs of materials and services consumed in developing or obtaining internal-use computer software, payroll and payroll- related costs for employees who devote time directly related to the internal-use computer software project, and interest costs incurred while developing internal-use computer software are capitalized. Product development costs, preliminary project and past implementation product costs are expensed as incurred. Internal costs for upgrades and enhancements that result in probable additional functionality are capitalized.

Net (loss) per common share

The Company follows Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS No. 128"). Basic earnings per common share ("EPS") calculations are determined by dividing net income by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per common share calculations are

                              RADIOTOWER.COM, INC.
                            FKA MAGNUM VENTURES INC.
                          (A DEVELOPMENT STAGE COMPANY)
                        NOTES TO THE FINANCIAL STATEMENTS

determined by dividing net income by the weighted average number of common shares and dilutive common share equivalents outstanding. During the periods when they are anti-dilutive, common stock equivalents, if any, are not considered in the computation.

Impairment of long-lived assets

The Company periodically reviews the carrying amount of property, plant and equipment and its identifiable intangible assets to determine whether current events or circumstances warrant adjustments to such carrying amounts. If an impairment adjustment is deemed necessary, such loss is measured by the amount that the carrying value of such assets exceeds their fair value. Considerable management judgement is necessary to estimate the fair value of assets, accordingly, actual results could vary significantly from such estimates. Assets to be disposed of are carried at the lower of their financial statement carrying amount or fair value less costs to sell. As of December 31, 2000, management believed that the domain asset was impaired (see Note 6).

Revenue recognition

The Company's revenue is primarily related to advertising and electronic commerce transaction revenues. Advertising revenues represent sales of online advertising. Electronic commerce transaction revenues consist of referrals to an advertiser's website where an individual may conduct an electronic commerce transaction. The Company recognizes advertising revenues over the period the ads are displayed on the website. The Company recognizes electronic commerce transaction revenues (the referral fee only) upon notification from the advertiser of revenues earned by the Company.

Advertising costs

The cost of advertising is expensed as incurred. For the years ended December 31, 2000 and 1999, and the period May 5, 1998 (inception) to December 31, 2000, the Company incurred advertising expense of $5,000, $11,316, and $16,316, respectively, which is included in selling, general and administrative expenses.

Segment Information

The Company follows SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information". Certain information is disclosed, per SFAS No. 131, based on the way management organizes financial information for making operating decisions and assessing performance. The Company currently operates in one business segment and will evaluate additional segment disclosure requirements as it expands operations.

                              RADIOTOWER.COM, INC.
                            FKA MAGNUM VENTURES INC.
                          (A DEVELOPMENT STAGE COMPANY)
                        NOTES TO THE FINANCIAL STATEMENTS


Recent pronouncements

The FASB recently issued Statement No 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of Effective Date of FASB Statement No. 133". The Statement defers for one year the effective date of FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities". The rule now will apply to all fiscal quarters of all fiscal years beginning after June 15, 2000. In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". The Statement will require the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. The Company has not engaged in any hedging activities since their inception on May 5, 1998.

During December 1999, the Securities and Exchange Commission released Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements (SAS
No. 101), which provides guidance on the recognition, presentation and disclosure of revenue in financial statements. SAB No. 101 did not impact the Company's revenue recognition policies.

Note 2.  GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplates continuation of the Company as a going concern. The Company has a working capital deficit of $316,247, a stockholders' deficiency of $312,984, and an accumulated deficit of $466,102 as of December 31, 2000. The Company has generated recurring losses of $278,728 and $156,309 in 2000 and 1999, respectively. The Company has not attained profitable operations and is reliant on funding from stockholders. The Company is exploring options to expand operations and raise additional funds through equity and debt financing; however, the Company has no commitment from any party to provide additional capital and there is no assurance that such funding will be available when needed, or if available, that its terms will be favorable or acceptable to the Company.

The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

                              RADIOTOWER.COM, INC.
                            FKA MAGNUM VENTURES INC.
                          (A DEVELOPMENT STAGE COMPANY)
                        NOTES TO THE FINANCIAL STATEMENTS



Note 3.  DOMAIN ASSET

On March 12, 1999, the Company entered into an agreement to purchase the domain name "RadioTower.com" in exchange for 9,750,000 shares of restricted common stock at a fair value of $65,000, which approximates the predecessor's cost of the asset. The Company has utilized the domain name for its own internet portal which provides free online directories of live radio stations. This transaction has been accounted for as the purchase of a domain asset (see Note 6).

Note 4.  STOCKHOLDERS' (DEFICIT)

During the period May 5, 1998 (inception) to December 31, 1998, 3,000,000 shares of common stock $0.001 par value were issued to various investors for cash of $20,000 in a private placement pursuant to Regulation D, Rule 504. Issuance costs were $1,882.

During the period May 5, 1998 (inception) to December 31, 1998, 2,250,000 shares of common stock $0.001 par value were issued in exchange for repayment of advances aggregating $15,000.

During the year ended December 31, 1999, 9,750,000 shares of common stock $0.001 par value were issued in consideration for the domain asset and domain name RadioTower.com.

During the year ended December 31, 1999, 3,750,000 shares of common stock $0.001 par value were issued to various investors for cash of $25,000 in a private placement pursuant to Regulation D, Rule 504.

During the year ended December 31, 1999, stock subscriptions for 2,850,000 shares of common stock were issued for cash of $19,000 pursuant to Regulation S. These shares were issued during February 2000.

Also during 1999, stock subscriptions for 1,650,000 shares of common stock were issued in exchange for payment of wages of $11,000 pursuant to Regulation S. These shares were issued during February 2000.

In 2000, the Company approved a 3:2 stock split of its common shares effective for shareholders of record as of June 20, 2000. All share and per share amounts have been retroactively restated to give effect to this split.

Note 5.  LOSS ON INVESTMENT IN MINERAL PROPERTY

The Company entered into an Option to Purchase agreement on June 4, 1998, to acquire the rights to mineral property claims located in the Liard Mining Division, British

                              RADIOTOWER.COM, INC.
                            FKA MAGNUM VENTURES INC.
                          (A DEVELOPMENT STAGE COMPANY)
                        NOTES TO THE FINANCIAL STATEMENTS



Columbia. The Company advanced $5,000 to evaluate the property's potential. Additional funding was not advanced and the agreement expired during 1998. The investment of $5,000 was charged to expense as a loss on investment for the period ending December 31, 1998.

Note 6.  LOSS ON IMPAIRMENT OF ASSET

In 1999 a domain asset was purchased and represented the cost of a domain name acquired and was amortized using the straight-line method over five years. Amortization of the domain asset expensed to operations from May 5, 1998 (inception) to December 31, 1999 was $10,833. During the year ended December 31, 2000, the Company determined that the carrying value of the asset exceeded its' fair value and, accordingly, a loss of $54,167 has been recorded, which represents the excess of fair value over the carrying value.

Note 7.  RELATED PARTY TRANSACTIONS

During the period from May 5, 1998 (inception) to December 31, 1998, business associates of the sole officer and director of the Company ("sole officer"), advanced to the Company $15,000. The funds were used to pay for management fees, a legal retainer and to reduce the other payable to a related party. The sole officer's associates were repaid through the issuance of 2,250,000 shares.

During the years ended December 31, 2000 and 1999, shareholders of the Company loaned to the Company $132,755 and $64,975. During the year ended December 31, 2000 the Company converted these advances into promissory notes, bearing interest at 9% and due on June 30, 2001. The face value of the promissory notes includes accrued interest of $12,684.

Note 8.  INCOME TAXES

The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS No. 109"), which requires use of the liability method. SFAS No. 109 provides that deferred tax assets and liabilities are recorded based on the differences between the tax bases of assets and liabilities and their carrying amounts for financial reporting purposes, referred to as temporary differences. Deferred tax assets and liabilities at the end of each period are determined using the currently enacted tax rates applied to taxable income in the periods in which the deferred tax assets and liabilities are expected to be settled or realized.

The types of temporary differences between the tax basis of assets and their financial reporting amounts that give rise to a significant portion of the deferred tax asset are as follows:

                              RADIOTOWER.COM, INC.
                            FKA MAGNUM VENTURES INC.
                          (A DEVELOPMENT STAGE COMPANY)
                        NOTES TO THE FINANCIAL STATEMENTS


                                               Reconciling           Tax
                                                   Item             Effect
                                                   ----             ------

Net operating loss carryforward:                 $393,000          $134,000

The net operating loss carry forward will expire through 2020. The deferred tax asset has been fully reserved at December 31, 2000.

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate of 34% to income before income taxes due to the effect of the net operating loss. The net operating loss negates any provision for income taxes.



                                      -12

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

     The directors and officers of the Company as of the date of this Report are as follows:

     Name                      Age                         Position
     ----                      ---                         --------

Michael Levine                 51                   Chairman of the Board,
                                                    President, Secretary/
                                                    Treasurer

Alan Brown                     34                   Director

Paul Valkama                   36                   Director

Jeffrey Cocks                  38                   Director

Phillip Pearce                 72                   Director

Gary Slaight                   50                   Director

Harold Shipp                   74                   Director

Joseph Owens                   50                   Director

     Directors are elected for one-year terms or until the next annual meeting of shareholders and until their successors are duly elected and qualified. Officers of the Company are appointed by the Board of Directors and serve at the pleasure of the Board, subject to any rights under employment agreements.

     There are no family relationships among the officers and directors. There is no arrangement or understanding between the Company (or any of its directors or officers) and any other person pursuant to which such person was or is to be selected as a director or officer.

Resumes

     Michael Levine, President, Secretary/Treasurer and Chairman of the Board of Directors of the Company, assumed his officer positions with the Company in October 2000 and his position as Chairman in May 2000. In addition to his positions with the Company, since 1976, Mr. Levine has also been President of Golden

Groove Production, Inc., Toronto, Canada, a privately held Canadian corporation which is engaged in the collection of royalties and contract administration for record albums. Since April 1999, Mr. Levine has also been President and Chairman of Retailhighway.com, Inc., a public reporting "shell" company. From June 1995 through 1999, Mr. Levine was a partner in TRC Records, Mississauga, Ontario, Canada, where he negotiated worldwide distribution contracts of pre-recorded discs and coordinated the company's manufacturing process. Mr. Levine received a OAC degree from Sir J.A. MacDonald Collegiate in 1966. He currently devotes approximately 60% of his time to the business of the Company.

     Paul Valkama, director, assumed his position as a director of the Company in April 1999. In addition to his position with our Company, Mr. Valkama has been the President of Soft Ad Communications Inc., a web site design firm in Vancouver, British Columbia, since 1996. Mr. Valkama has been envisioning interactive solutions for over 12 years while working with a variety of clients. He has created 13 web sites - nine for clients, one for demonstration (Soft Ad Communications) and three versions of RadioTower's site. For each client site, Mr. Valkama was responsible for consulting with the client and designing/ developing the site and marketing them on the Internet. These sites were promotional sites for the following clients: Mountain Shadow Pub, Design Sportswear Ltd., Smart-Text Solutions Inc., Sundance Trampolines, Donovan Sales, 777 Online, Trimseal Plastics, Reef RV Rentals and Pacific Coach Lines. He received a Bachelor of Arts degree in Communications from Simon Fraser University in 1986 and a Diploma in Information Technology from Capilano College in 1992. He devotes 100% of his time to the business of the Company.

     Alan Brown, director, became a director of the Company in April 1999. Mr. Brown is a fifth level Certified General Accountant and belongs to the Certified General Accountant's Association of Canada. During the past five years, he has worked for Hazelwood Group, a Vancouver, British Columbia construction company, as a controller (May, 1995 to April, 1999) and for Purtzki Carle Thiesson, Chartered Accountants, as a public accountant (November 1993 to April 1995). Mr. Brown devotes approximately 10% of his time to the business of the Company.

     Jeffrey Cocks, director, became a director of the Company in September 1999. In addition to his position with our Company, Mr. Cocks is a private financial consultant for a number of publicly traded companies and serves as a director for two CDNX listed companies - Maracote International Resources Ltd. and Oromin Explorations Ltd. Mr. Cocks completed the Canadian Securities Course in 1985. From September 1995 to October 2000, Mr. Cocks has worked for Madison Enterprises as a financial consultant. Since that time, Mr. Cocks has been employed by Catalyst Communications, Inc., an Orlando, Florida financial public relations firm. He devotes approximately 20% of his time to the business of the Company.

     Phillip E. Pearce, director, was appointed as a director of our Company in May 2000. In addition to his position with the Company, since 1988 Mr. Pearce has been employed by Phil E. Pearce & Associates, Charlotte, North Carolina, where he provides financial and investment banking consulting services to various public and private companies. Mr. Pearce currently sits as a director of various publicly held companies, including Starbase, Inc., Xybernaut Corp. and China Premium, Inc. During his career, Mr. Pearce served as President of G.H. Crawford & Co. and Executive Partner of R.S. Dickinson, Senior Vice President of E.F. Hutton, among other investment banking firms. In 1968-1969, Mr. Pearce was Chairman of the NASD Board of Governors. He also was a contributing author and editor of The Dow Jones Publication of the Stock Market Handbook and a member of the advisory counsel to the SEC on The Institute Study of Stock Markets and was a member of the NYSE Board of Governors. He devotes only such time as necessary to the business of the Company.

     Harold G. Shipp, director, became a member of the Board in June 2000, and is a career real estate developer who currently serves as Chairman and Chief Executive Officer of Shipp Corporation Limited, which recently celebrated its 77th year in business. Mr. Shipp has served as President of the Toronto Home Builders and Canadian Home Builders Associations, Trustee of ULI (Urban Land Institute), U.S.A. for 25 years, and as a director of Ontario Jockey Club for over 10 years. He devotes only as much time as necessary to the business of the Company.

     Gary Slaight, director, joined our Board in May 2000. Mr. Slaight is the President and Chief Executive Officer of Standard Radio, Inc., a subsidiary of Standard Broadcasting Corporation Limited. Standard Radio is the largest privately held radio group in Canada. Standard Radio's network division, Sound Source, is Canada's premier creator and marketer of syndicated programming. Mr. Slaight is also on the Board of Directors of GlobalMedia.com (GLMC: NASDAQ), an Internet company focused on providing clients with private-label streaming media players and e-commerce storefronts. Mr. Slaight devotes only as much time as necessary to the business of the Company.

     Joseph T. Owens, director, assumed his position with our Company in June 2000. In addition, since February 1995, Mr. Owens has been President of Owens & Associates, Inc., San Mateo, California, a privately held marketing consultant firm which developed strategies for interactive entertainment and Internet companies such as Sega, Electronic Arts, Crystal Dynamics, Yahoo and others. From February 1994 through February 1995, Mr. Owens was Senior Vice President of RCZ, a division of Rogers/Cowan, Inc., a public relations firm located in New York, New York, Los Angeles and San Mateo, California, where his principal activities were in marketing. He is the author of "Welcome to the Jungle" (Harper- Collins, 1994), a marketing handbook for the music industry, and is a frequent speaker of interactive and entertainment industry events and conferences. Mr. Owens received a Bachelor of Arts degree from York University in 1972. He devotes only such time as necessary to the business of our Company.

     Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers, directors and person who own more than 10% of the Company's Common Stock to file reports of ownership and changes in ownership with the Securities and Exchange Commission. All of the aforesaid persons are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file. During the fiscal year ended December 31, 2000, the Company experienced changes in management. From a review of its available information, it appears that all reports required to be filed have been filed in a timely manner.

ITEM 10.  EXECUTIVE COMPENSATION.

Remuneration

     The following table reflects all forms of compensation for services to the Company for the years ended December 31, 2000 and 1999 of the then chief executive officer of the Company, as well as those persons who received in excess of $100,000 in annual compensation from the Company during the aforesaid time.

                           SUMMARY COMPENSATION TABLE

                                             Long Term Compensation
                                          ----------------------------

                     Annual Compensation           Awards       Payouts
                   ------------------------  ------------------ -------
                                   Securities
                                    Other               Under-             All
Name                                Annual  Restricted  lying             Other
and                                 Compen-    Stock   Options/   LTIP   Compen-
Principal          Salary   Bonus   sation    Award(s)   SARs   Payouts   sation
Position    Year     ($)     ($)      ($)       ($)      (#)      ($)      ($)
----------  ----  --------  -----  --------   -------  -------  -------   ------

Michael
Levine,(1)
Chairman,
President,
Secretary/
Treasurer  2000    none     none    none       none      none     none     none

Allan
Brown (1)
President &
Director   1999    none     none    none       none      none     none     none

(1) Mr. Brown resigned as President of the Company in October 2000 and was replaced by Mr. Levine at that time.

     The Company reimburses officers and directors for out of pocket expenses incurred by each of them in the performance of their relevant duties. The Company did not reimburse any officer or director for any such expenses during the fiscal year ended December 31, 2000.

     The Company has no stock plan for employees, but may adopt one in the future.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The table below lists the beneficial ownership of the Company's voting securities by each person known by the Company to be the beneficial owner of more than 5% of such securities, as well as by all directors and officers of the issuer, as of April 19, 2000. Unless otherwise indicated, the shareholders listed possess sole voting and investment power with respect to the shares shown.

                 Name and              Amount and
                Address of             Nature of
Title of        Beneficial             Beneficial      Percent of
 Class           Owner                 Ownership         Class
 -----           -----                 ---------         -----

Common Stock    Michael Levine         2,612,200         11.23%
                25 Cavell Avenue
                Toronto, Ontario

Common Stock    Paul Valkama           1,681,900(1)       7.23%
                #18-4106 Albert Street
                Burnaby, B.C.
                     and
                Henry Valkama
                108-7361 Halifax Street
                Burnaby, B.C.,
                as joint tenants

Common Stock    Jeffrey Cocks          1,652,500          7.11%
                2142 Ottawa Avenue
                West Vancouver, B.C.

Common Stock    Alan Brown               900,000          3.87%
                2838 Neyland Road
                Nanaimo, B.C.

Common Stock    Joseph Owens             303,600          1.31%
                430 Peninsula Avenue
                San Mateo, California

                 Name and              Amount and
                Address of             Nature of
Title of        Beneficial             Beneficial      Percent of
 Class           Owner                 Ownership         Class
 -----           -----                 ---------         -----

Common Stock    Harold Shipp              75,000            *
                500 Comanche Road
                Mississaugua, Ontario

Common Stock    Gary Slaight              65,000            *
                112 Buckingham Avenue
                Toronto, Ontario

Common Stock    Phillip Pearce            50,000            *
                6624 Glenleaf Court
                Charlotte, NC

Common Stock    All Directors and      7,340,000         31.57%
                Executive Officers
                Officers as a group
                (9 persons)

-------------------------
*        Less than 1%

(1) 657,500 of these shares are held in joint tenancy,of which 66.67% are beneficially owned by Paul Valkama and 33.33% by Henry Valkama.

(2) 22,500 of these shares are registered in the name of West Isle Ventures Ltd., of which Jeffrey Cocks is the sole shareholder.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     In March 1999, we acquired certain assets, including the domain name "Radiotower.com" and the name "RadioTower Interactive," from Paul and Henry Valkama, pursuant to a definitive Purchase Agreement. The assets included the domain name, a database of radio stations and a website, which we have completely redeveloped subsequent to the acquisition. As full consideration for the assets, we issued an aggregate 6,500,000 shares of common stock valued at $0.001 per share to Paul Valkama and Henry Valkama, as joint tenants.

     At December 31, 2000, 4 shareholders had advanced us an aggregate of $210,414, including Larry McNabb, who loaned us an aggregate of $93,135 through an entity which he controls, and $14,219 personally, Michael Levine, one of our officers and directors, who loaned us $11,808 and Paul Valkama, who loaned us $87,658 and Alan Brown, who loaned us $3,594. These loans bear interest at 9% and are due on June 30, 2001.

     Except as stated above or as stated elsewhere, no member of management, executive officer or security holder had any direct or indirect interest in any other transaction with us.

                                     PART IV

Item 13.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)  Exhibits
     --------

     2.1* Corporate Charter

     2.2* Articles of Incorporation

     2.3* Certificate of Amendment of Articles of Incorporation

     2.4* Bylaws

     6.1 Material Contracts - Purchase Agreement

* Filed with the Securities and Exchange Commission in the Exhibits to Form 10-SB filed on November 10, 1999, and are incorporated by reference herein.

(b)  Reports on Form 8-K
     -------------------

     In the last fiscal quarter of the fiscal year ended December 31, 2000, the Company did not file any reports on Form 8-K.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 19, 2001.

                                        RADIOTOWER.COM, INC.
                                        (Registrant)


                                        By:s/ Michael Levine
                                           -----------------------------------
                                           Michael Levine, President,
                                           Secretary and Treasurer


     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on April 19, 2001.



                                        s/ Michael Levine
                                        --------------------------------------
                                        Michael Levine, Director


                                        s/ Alan Brown
                                        --------------------------------------
                                        Alan Brown, Director


                                        s/ Paul Valkama
                                        --------------------------------------
                                        Paul Valkama, Director


                                        s/ Jeffrey Cocks
                                        --------------------------------------
                                        Jeffrey Cocks, Director


                                        s/ Phillip Pearce
                                        --------------------------------------
                                        Phillip Pearce, Director


                                        s/ Gary Slaight
                                        --------------------------------------
                                        Gary Slaight, Director


                                        s/ Harold Shipp
                                        --------------------------------------
                                        Harold Shipp, Director


                                        s/ Joseph Owens
                                        -------------------------------------
                                        Joseph Owens, Director