Form 10QSB
period 2001-03-31
RADIOTOWER COM INC
filed 2001-06-13
CIK 1098578

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB

                             Quarterly Report Under
                       the Securities Exchange Act of 1934

                        For Quarter Ended: March 31, 2001

                         Commission File Number: 0-28031




                              RADIOTOWER.COM, INC.
                              --------------------
        (Exact name of small business issuer as specified in its charter)



                                     Nevada
         (State or other jurisdiction of incorporation or organization)

                                   91-1921581
                                   ----------
                        (IRS Employer Identification No.)

                              #8-4106 Albert Street
                        Burnaby, British Columbia, Canada
                        ---------------------------------
                    (Address of principal executive offices)

                                     V5C 2E6
                                   (Zip Code)

                                 (604) 299-5003
                                 --------------
                           (Issuer's Telephone Number)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes __X__ No ____.

The number of shares of the registrant's only class of common stock issued and outstanding, as of June 12, 2001 was 23,250,000 shares.

                                     PART I

ITEM 1. FINANCIAL STATEMENTS.

     Our unaudited financial statements for the three month period ended March 31, 2001, are attached hereto.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the financial statements and notes thereto included herein. In connection with, and because we desire to take advantage of, the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, we caution readers regarding certain forward looking statements in the following discussion and elsewhere in this report and in any other statement made by, or on our behalf, whether or not in future filings with the Securities and Exchange Commission. Forward looking statements are statements not based on historical information and which relate to future operations, strategies, financial results or other developments. Forward looking statements are necessarily based upon estimates and assumptions that are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control and many of which, with respect to future business decisions, are subject to change. These uncertainties and contingencies can affect actual results and could cause actual results to differ materially from those expressed in any forward looking statements made by, or on, our behalf. We disclaim any obligation to update forward looking statements.

     We generated an aggregate of $781 in revenues during the three month period ended March 31, 2001. In our management's view, these revenues are not material. As such, we have elected to present a Plan of Operation, rather than a comparison of results of operations.

Plan of Operation

     Our plan of operation is subject to risks and uncertainties, including future economic, competitive and market conditions, the cost of any future governmental regulation of our activities and our need to raise additional funds to satisfy anticipated cash needs over the next twelve (12) months, as discussed below.

     We are in the early stages of operation and have just beginning to generate business revenues. Since June 30, 1999, we have generated nominal revenues from the sale of on site advertising. We have spent approximately $60,500 on research and development activities since commencement of our business plan.

     Our twelve-month plan of operation is to (i) improve the quality and quantity of content on its website in order to provide the best online directory connecting listeners to stations worldwide, (ii) increase site traffic, and(iii) develop more revenue-generating programs. We plan to improve our site by developing a more dynamic interface and making the site easier to navigate and more graphically exciting. Our plans are to utilize new technologies and software such as Flash with Vector graphics to improve the quality of the website. Our strategy is to enhance the product design while increasing brand awareness and loyalty among our listeners. However, this plan is subject to our ability to raise additional capital, as discussed below. As of the date of this Report, we have been unable to raise any such capital, and as a result, implementation of our business plan is in jeopardy.

(A) CONTENT

     It is our intent to continue to add as many stations as possible to our directory and to continue to add more contextual and specific information to our website. As technology improves, we plan to provide more customized features and a much more interactive interface so that the website will have a user-friendly design and a quick download time and will have cross-reference capabilities. The site will provide users with more information on their searches such as better station descriptions, and will highlight special events, concerts and regularly scheduled features. We intend to improve our website so that it will also provide a multiple of dynamic ways for visitors to interact in the site. These developments are currently in progress and will be released on an ongoing basis, subject to our ability to raise capital in order to allow us to develop.

     If sufficient capital is raised, we will attempt to hire employees as the need arises and finances allow. Positions will include web programmers, graphic artists, webmasters, multimedia designers, web writers, marketing representatives, sales representatives and administrators.

(B) SITE TRAFFIC

     Provided that we have sufficient capital available (of which there can be no assurance), we intend to launch an extensive sales and marketing campaign to promote our website in order to increase site traffic,. The campaign will include banner and audio advertising on the Internet, print ads in relevant print media and spot ads on radio stations. We hope to participate in trade shows that have an Internet, technology and/or radio focus.

(C) REVENUE

     We will attempt to generate more revenue by (i) acquiring exclusive rights to radio personalities and content, and (ii) putting in place more e-commerce affiliations. We will pursue exclusive arrangements with radio stations to rebroadcast their content and endeavor to make arrangements with various radio personalities and shows and recording artists to broadcast their material on our site. We expect that this will create exposure for the content provider and a marketing opportunity for us to drive traffic to the site.

     In the event sufficient capital becomes available to us on any reasonable terms, our revenue generating programs include:

     - Advertising - Musicvision,Inc. currently acts as an agent to place ads on our site; and

     - AudioAds - beta site available for demonstration purposes, full launch delayed until adequate financing supports a full product launch, to provide a turn-key solution for businesses to put audio on their websites. The final stage of beta testing is currently under way.

     We cannot satisfy our cash requirements for the next 12 months without having to raise additional funds. Our projected cash requirement for the next 12 months is a minimum of $180,000. If we are able to raise additional cash, we expect our monthly user base to grow and advertising and e-commerce revenues to grow in a corresponding manner. However, we have not been able to raise necessary funds and may not be able to raise the required funds in the future. In that case we will proceed by approaching current shareholders for loans to cover operating costs. There are no assurances that our shareholders will be willing to continue to make loans to us in the future.

     We do not presently plan to purchase any plant or significant equipment. We will continue with our research or development by conducting continuous perceptual studies to monitor what listeners want from our website and by continuing to explore various e- commerce models to ensure our store and website continue to meet the listeners' needs.

LIQUIDITY AND CAPITAL RESOURCES

     As of March 31, 2001, we had nominal cash available, as well as nominal accounts receivable. We incurred a net loss from operations of $53,444 ($0.01 per share), compared to a net loss of ($63,274) during the three month period ended March 31, 2000 ($0.01 per share), primarily from costs associated with selling, general and administrative expenses.

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

     Our management recognizes that, in order to allow us the opportunity to obtain profitable operations and implement our business plan, it will be necessary for us to raise additional equity capital of at least $1.5 million. Our management is in discussions with investment bankers and others to provide or assist in providing that financing. However, as of the date of this Report, we do not have any written commitments for this financing, and no assurance can be given that we will obtain any additional financing, either debt or equity. Failure to obtain additional capital will force management to reduce expense. If this is not successful, it is doubtful that we will be able to survive and we will be forced to liquidate, or seek out another opportunity.

TRENDS

     During the past year, there has been a drastic reduction in the spending of advertising dollars on the Internet. While this was believed to be a major source of revenues, we also realized that we must develop other revenue streams in order to be cash flow positive. We developed and succeeded in closing several strategic partnerships that, if fully implemented, would have added significantly to our cash flow. However, due to the negative market perception of the dotcom business, and the resulting drop of the price of our shares, we found it impossible to raise the necessary capital to pursue these alliances to the fullest extent.

     There are other factors that will continue to challenge the us, not the least of which is the pressure being applied to "brick and mortar" radio stations to pay performing rights royalties on their internet broadcasts. This has caused the largest radio station owner in America, Clear Channel Communications, to eliminate and/or significantly reduce the number of their radio stations streaming their signals on the Internet, thereby reducing the number and variety of U.S. stations our site visitors can access.

     Several of our competitors have ceased operations, the largest being BroadcastAmerica.com, who closed their operation late in 2000. There is a trend towards consolidation via business combinations, however, the lack of available funding is making this difficult as well. The fully-built out companies such as Yahoo, Microsoft and AOL are now offering internet radio directories on their websites in an effort to keep visitors for a longer period of time. We view these as our most serious competitors.

     We will continue to vigorously pursue the funding required to continue and to build-out our business model. However, as disclosed above, to date our efforts in this regard have not been successful. We have been approached recently by third parties who wish to negotiate a merger or acquisition, in order to take advantage of our current status of a reporting, trading company. If our ongoing efforts to raise capital continue to be unsuccessful, a merger or acquisition of assets from a third party may be the only avenue available to generate liquidity for our shareholders. As of the date of this Report, no definitive agreement has been reached with any third party in this regard.

INFLATION

     Although management expects that our operations will be influenced by general economic conditions once we commence generating revenues (of which there can be no assurance), we do not believe that inflation had a material effect on the results of operations during the three month period ended March 31, 2001.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS - None

ITEM 2. CHANGES IN SECURITIES - None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES - None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS -

     None

ITEM 5. OTHER INFORMATION - None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K -

     (a) Exhibits - NONE

     (b) Reports on Form 8-K

     No reports on Form 8-K were filed by us during the three month period ended March 31, 2001.

                             RADIOTOWER.COM, INC.
                           FKA MAGNUM VENTURES, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                                  BALANCE SHEET
                                 March 31, 2001


                                     ASSETS

CURRENT ASSETS
  Cash                                                         $       77
  Accounts receivable
                                                                      193
                                                               ----------

                      Total current assets                            270
                                                               ----------

  PROPERTY AND EQUIPMENT,  net of
       accumulated depreciation of $816                             3,263
                                                               ----------

                                                               $    3,533
                                                               ==========



                    LIABILITIES AND STOCKHOLDERS' (DEFICIT)

CURRENT LIABILITIES
  Accounts payable                                             $   98,301
  Accrued wages                                                    50,597
  Loans payable - stockholders                                    221,063
                                                               ----------

                      Total current liabilities                   369,961
                                                               ----------


STOCKHOLDERS' (DEFICIT)
  Preferred stock, $0.01 par value,
     1,000,000 shares authorized, none outstanding                      -
  Common stock, $0.001 par value, 50,000,000
    shares authorized, 23,250,000 shares issued                    23,250
  Additional paid in capital                                      129,868
  Deficit accumulated during the development stage               (519,546)
                                                               ----------
                                                                 (366,428)
                                                               ----------

                                                               $    3,533
                                                               ==========


    The accompanying notes are an integral part of the financial statements.



                              RADIOTOWER.COM, INC.
                            FKA MAGNUM VENTURES INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS

                                                                                  FOR THE PERIOD
                                                    Three months   Three months     MAY 5, 1998
                                                       ended           ended      (INCEPTION) TO
                                                   March 31, 2001  March 31,2000  March 31, 2001
                                                   --------------  -------------  --------------
REVENUE                                            $          781  $         597  $        5,644
                                                   --------------  -------------  --------------

COSTS AND EXPENSES
  Selling, general and administrative                      54,225         60,621         452,863
  Loss on impairment of assets                                  -              -          54,167
  Amortization                                                  -          3,250          11,645
  Loss on investment in mineral property                        -              -           5,000
                                                   --------------  -------------  --------------
                                                           54,225         63,871         523,675
                                                   --------------  -------------  --------------

OPERATING (LOSS)                                          (53,444)       (63,274)       (518,031)

OTHER INCOME (EXPENSE)
  Foreign currency transaction gain (loss)                      -              5            (168)
  Other                                                         -              -          (1,347)
                                                   --------------  -------------  --------------

NET (LOSS)                                                (53,444)       (63,269)       (519,546)
                                                   ==============  =============  ==============

PER SHARE INFORMATION

WEIGHTED AVERAGE SHARES OUTSTANDING -
        BASIC AND DILUTED                              23,250,000     13,533,333      23,250,000
                                                   ==============  =============  ==============

NET (LOSS) PER COMMON SHARE (BASIC AND DILUTED)    $        (0.01) $       (0.01) $        (0.02)
                                                   ==============  =============  ==============


    The accompanying notes are an integral part of the financial statements.




                              RADIOTOWER.COM, INC.
                            FKA MAGNUM VENTURES INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS

                                                      For the Period For the Period FOR THE PERIOD
                                                        Three months  Three months    MAY 5, 1998
                                                           ended         ended      (INCEPTION) TO
                                                       March 31,2001  March 31,2000  March 31,2001
                                                       -------------  -------------  -------------
OPERATING ACTIVITIES
  Net (loss)                                           $     (53,444) $     (63,269) $    (519,546)
  Adjustments to reconcile net (loss) to net cash
    (used) in operating activities:
      Amortization                                                 -          3,250         11,645
      Interest expense converted to loan payable                   -              -            816
      Interest expense converted to loan payable                   -              -         12,684
      Loss on impairment of assets                                 -              -         54,167
      Loss on investment in mineral property                       -              -          5,000
      Issuance of stock for wages                                  -              -         11,000
  Changes in:
      Accounts receivable                                          -              -           (193)
      Increase in cash overdraft                                   -            145              -
      Accounts payable                                        42,411         15,005         98,301
      Accrued wages                                                -              -         50,597
                                                       -------------  -------------  -------------
Net cash (used in) operating activities                      (11,033)       (44,869)      (275,529)
                                                       -------------  -------------  -------------

INVESTING ACTIVITIES
  Purchase of fixed assets                                         -              -         (4,079)
  Organization costs                                               -              -           (812)
  Investment in mineral claims                                     -              -         (5,000)
                                                       -------------  -------------  -------------
      Net cash (used in) investing activities                      -              -         (9,891)
                                                       -------------  -------------  -------------

FINANCING ACTIVITIES
  Proceeds from loans payable - shareholders                  10,649         43,107        208,379
  Proceeds from related party advances                             -              -         15,000
  Proceeds from stock sales, net of issuance costs                 -              -         43,118
  Proceeds from stock subscriptions                                -              -         19,000
                                                       -------------  -------------  -------------
      Net cash provided by financing activities               10,649         43,107        285,497
                                                       -------------  -------------  -------------

           Net increase (decrease) in cash                      (384)        (1,762)            77

CASH AT BEGINNING OF YEAR                                        461          1,762              -
                                                       -------------  -------------  -------------
CASH AT END OF YEAR                                    $          77  $           -  $          77
                                                       =============  =============  =============


SUPPLEMENTAL DISCLOSURE OF SIGNIFICANT
  NON-CASH FINANCING AND INVESTING ACTIVITIES

  Conversion of accrued interest into promissory notes $           -  $           -  $      12,684
  Issuance of stock for repayment of advances          $           -  $           -  $      15,000
  Issuance of stock for purchase of domain asset       $           -  $           -  $      65,000


    The accompanying notes are an integral part of the financial statements.


                              RADIOTOWER.COM, INC.
                            FKA MAGNUM VENTURES INC.
                          (A DEVELOPMENT STAGE COMPANY)
                        NOTES TO THE FINANCIAL STATEMENTS


Note 1. BASIS OF PRESENTATION

The unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. They do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation have been included in the accompanying unaudited financial statements. Operating results for the period presented are not.


Note 2. NET LOSS PER SHARE

The net loss per share amounts are based on the weighted average number of common shares outstanding for the period. Potential common shares and the computation of diluted earnings per share are not considered as their effect would be anti-dilutive.


Note 3.  STOCKHOLDERS' (DEFICIT)

During the period May 5, 1998 (inception) to December 31, 1998 3,000,000 shares of common stock $0.001 par value were issued to various investors for cash of $20,000 in a private placement pursuant to Regulation D, Rule 504. Issuance costs were $1,882.

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

                                   SIGNATURES


     Pursuant to the requirements of Section 12 of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        RADIOTOWER.COM, INC.
                                        (Registrant)

                                        Dated:  June 13, 2001



                                        By:s/ Michael Levine
                                           --------------------------------
                                           Michael Levine,
                                           President, Secretary & Treasurer