Form 10QSB/A
period 2001-03-31
RADIOTOWER COM INC
filed 2001-06-13
CIK 1098578

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                  FORM 10-QSBA1

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


Note 4.  REVIEW OF REPORT BY INDEPENDENT AUDITOR

Effective March 15, 2000, the Securities and Exchange Commission adopted a rule requiring that interim auditor reviews must be undertaken by all companies subject to the Section 12(g) reporting requirements promulgated under the Securities Exchange Act of 1934, as amended. Our independent auditor has not reviewed the interim financial statements included in this Report because we did not have sufficient funds available to pay for this service. In the event they do so in the future and such review results in any revisions be undertaken by us to this Report, we will file an amendment accordingly.

                                   SIGNATURES


     Pursuant to the requirements of Section 12 of the Securities and Exchange Act of 1934, the Registrant has duly caused this amendment to its report to be signed on its behalf by the undersigned, thereunto duly authorized.

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