Form 10QSB
period 2001-06-30
RADIOTOWER COM INC
filed 2001-08-22
CIK 1098578

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB

                             Quarterly Report Under
                       the Securities Exchange Act of 1934

                        For Quarter Ended: June 30, 2001

                         Commission File Number: 0-28031




                              RADIOTOWER.COM, INC.
        (Exact name of small business issuer as specified in its charter)



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

The number of shares of the registrant's only class of common stock issued and outstanding, as of August 21, 2001 was 23,250,000 shares.

                                     PART I

ITEM 1. FINANCIAL STATEMENTS.

     Our unaudited financial statements for the six month period ended June 30, 2001, are attached hereto.

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

     We generated an aggregate of $1,309 in revenues during the six month period ended June 30, 2001, $781 of which was generated during the three month period ended March 31, 2001. In our management's view, these revenues are not material. As such, we have elected to present a Plan of Operation, rather than a comparison of results of operations.

Subsequent Event

     As a result of our inability to raise additional capital in order to allow us to implement our Plan of Operation discussed below, on July 2, 2001, we entered into an agreement for the acquisition of certain assets owned by Fullerene USA, Inc. ("Fullerene"), a privately held Nevada corporation. This agreement (the "Fullerene Agreement") contained various conditions to be completed prior to effectiveness, including completion of due diligence activities and other matters. As of the date of this Report, these conditions have not been satisfied in full, but it is anticipated that this agreement will close in the foreseeable future. The terms of the Fullerene Agreement provide for the acquisition by us of an exclusive worldwide license (except for

Japan) in Fullerene's proprietary fuel cell technology, including certain future acquired intellectual property, for use in transportation application (the "Assets"). In exchange for the Assets, we will issue 30,100,000 shares of our "restricted" common stock, equal to ownership of approximately 51% of our outstanding stock. In this regard and in expectation of this transaction closing, we amended our Articles of Incorporation, increasing the number of authorized common shares to 200,000,000.

     In the event the Fullerene Agreement does close (of which there can be no assurance), we intend to abandon our prior business plan. If the Fullerene Agreement does successfully close, it is expected that our name will change to "Pacific Fuel Cell Corporation," or some form thereof. However, as of the date of this Report, we have not taken any affirmative action to cause us to abandon our current plan of operation and no amendment to our Articles of Incorporation changing our name has been filed.

Plan of Operation

     Our existing plan of operation is subject to risks and uncertainties, including future economic, competitive and market conditions, the cost of any future governmental regulation of our activities and our need to raise additional funds to satisfy anticipated cash needs over the next twelve (12) months, as discussed below.

     We are in the early stages of operation and have just beginning to generate business revenues. Since June 30, 1999, we have generated nominal revenues from the sale of on site advertising. We have spent approximately $60,500 on research and development activities since commencement of our business plan.

     Our twelve-month plan of operation has been to (i) improve the quality and quantity of content on our website in order to provide the best online directory connecting listeners to stations worldwide, (ii) increase site traffic, and
(iii) develop more revenue-generating programs. If we elect to continue our current operations, we plan to improve our site by developing a more dynamic interface and making the site easier to navigate and more graphically exciting. Our plans are to utilize new technologies and software such as Flash with Vector graphics to improve the quality of the website. Our strategy is to enhance the product design while increasing brand awareness and loyalty among our listeners. However, this plan is subject to our ability to raise additional capital, as discussed throughout herein. As of the date of this Report, we have been unable to raise any such capital, and as a result, implementation of our business plan is in jeopardy.

(A) CONTENT

     Subject to the discussion above under "Subsequent Events", if we continue with our existing business plan, it is our intent to continue to add as many stations as possible to our directory and to continue to add more contextual and specific information to our website. As technology improves, we plan to provide more customized features and a much more interactive interface so that the website will have a user-friendly design and a quick download time and will have cross-reference capabilities. The site will provide users with more information on their searches such as better station descriptions and will highlight special events, concerts and regularly scheduled features. We hope to improve our website so that it will also provide a multiple of dynamic ways for visitors to interact in the site. These developments are currently in progress and will be released on an ongoing basis, subject to our ability to raise capital in order to allow us to develop.

     If sufficient capital is raised, we will attempt to hire employees as the need arises and finances allow. Positions will include web programmers, graphic artists, webmasters, multimedia designers, web writers, marketing representatives, sales representatives and administrators.

(B) SITE TRAFFIC

     Provided that we have sufficient capital available (of which there can be no assurance), we intend to launch an extensive sales and marketing campaign to promote our website in order to increase site traffic. The campaign will include banner and audio advertising on the Internet, print ads in relevant print media and spot ads on radio stations. We hope to participate in trade shows that have an Internet, technology and/or radio focus.

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

     - Advertising - Musicvision, Inc. currently acts as an agent to place ads on our site; and

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

LIQUIDITY AND CAPITAL RESOURCES

     As of June 30, 2001, we had nominal cash available, as well as nominal accounts receivable. We incurred a net loss from operations of ($56,891) ($0.01 per share), compared to a net loss of ($88,689) during the six month period ended June 30, 2000 ($0.01 per share) primarily from costs associated with selling, general and administrative expenses.

     We have various outstanding notes payable. Since commencement of our business plan, certain of our shareholders have made loans to us. In the years ended December 31, 2000 and 1999, these loans totalled $132,755 and $64,975, respectively. At June 30, 2001, the aggregate balance owed by us on these obligations totaled $221,063. These loans accrue interest at the rate of 9% per annum and became due on June 30, 2001. Each note holder has agreed, in writing, to forgive their loans in the event the Fullerene Agreement successfully closes. In the event the Fullerene Agreement does not close, we will need to continue discussions to extend these obligations with these note holders. There can be no assurances that they will agree to any extensions.

     We cannot satisfy our cash requirements for the next 12 months without having to raise additional funds. Our projected cash requirement for the next 12 months is a minimum of $180,000, but we require approximately $1.5 million in additional funds to fully implement the plan described herein. As of the date of this Report, we do not have any written commitments for this financing, and no assurance can be given that we will obtain any additional financing, either debt or equity. If this is not successful, it is doubtful that we will be able to survive with our current business plan and we will be forced to liquidate, or seek out another opportunity. In this regard, management commenced discussions with Fullerene.

     If we are able to raise additional cash, we expect our monthly user base to grow and advertising and e-commerce revenues to grow in a corresponding manner. However, we have not been able to raise necessary funds and may not be able to raise the required funds in the future. In that case we will approach current shareholders for loans to cover operating costs. There are no assurances that our shareholders will be willing to continue to make loans to us in the future.

TRENDS

     During the past year, there has been a drastic reduction in the spending of advertising dollars on the Internet. While this was anticipated to be a major source of our revenues, we also realized that we must develop other revenue streams in order to be cash flow positive. We developed and succeeded in closing several strategic partnerships that, if fully implemented, would have added significantly to our cash flow. However, due to the negative market perception of the dotcom business, and the resulting drop of the price of our shares, we found it impossible to raise the necessary capital to pursue these alliances to the fullest extent.

     Several of our competitors have ceased operations, the largest being BroadcastAmerica.com, who closed their operation late in 2000. There is a trend towards consolidation via business combinations; however, the lack of available funding is making this difficult as well. The fully-built out companies such as Yahoo, Microsoft and AOL are now offering internet radio directories on their websites in an effort to keep visitors for a longer period of time. We view these as our most serious competitors.

     As of the date of this Report, we have ceased a majority of our efforts to pursue the funding required to continue and to build-out our business model, due to negative response to our requests. We were approached by Fullerene and as a result, have entered into the Fullerene Agreement described above, in order to take advantage of our current status of a reporting, trading company. If the Fullerene Agreement does not close in the foreseeable future, we will again attempt to raise capital or, if we continue to be unsuccessful in this endeavor, we will seek out a merger or acquisition of assets from a third party to generate liquidity for our shareholders.

INFLATION

     Although management expects that our operations will be influenced by general economic conditions, once we commence generating revenues (of which there can be no assurance) we do not believe that inflation had a material effect on the results of operations during the six month period ended June 30, 2001.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS - None

ITEM 2. CHANGES IN SECURITIES - None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES - None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     In July 2001, certain shareholders holding in excess of 50.1% of our issued and outstanding common stock approved an amendment to our Articles of Incorporation, increasing the number of authorized common shares to 200,000,000. This was done in expectation of the closing of the Fullerene Agreement described above under "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS."

ITEM 5. OTHER INFORMATION - None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K -

     (a) Exhibits

         2.5      Certificate of Amendment to Articles of
                  Incorporation

     (b) Reports on Form 8-K

     No reports on Form 8-K were filed by us during the three month period ended June 30, 2001.

                             RADIOTOWER.COM, INC.
                           FKA MAGNUM VENTURES, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEET
                                 June 30, 2001


                                     ASSETS

CURRENT ASSETS
  Cash                                                         $           138
  Accounts receivable                                                      193
                                                               ---------------

                      Total current assets                                 331
                                                               ---------------

  PROPERTY AND EQUIPMENT,  net of
       accumulated depreciation of $816                                  3,263
                                                               ---------------

                                                               $         3,594
                                                               ===============



                    LIABILITIES AND STOCKHOLDERS' (DEFICIT)

CURRENT LIABILITIES
  Accounts payable                                             $       100,500
  Accrued wages                                                         50,597
  Loans payable - stockholders                                         221,063
                                                               ---------------

                      Total current liabilities                        372,160
                                                               ---------------


STOCKHOLDERS' (DEFICIT)
  Preferred stock, $0.01 par value,
     1,000,000 shares authorized, none outstanding                           -
  Common stock, $0.001 par value, 50,000,000
    shares authorized, 23,250,000 shares issued                         23,250
  Additional paid in capital                                           129,868
  Deficit accumulated during the development stage                    (521,684)
                                                               ---------------
                                                                      (368,566)
                                                               ---------------

                                                               $         3,594
                                                               ===============

    The accompanying notes are an integral part of the financial statements.


                              RADIOTOWER.COM, INC.
                            FKA MAGNUM VENTURES INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS


                                            Three Months  Three Months   Six months     Six months   FOR THE PERIOD
                                               ended         ended         ended          ended       MAY 5, 1998
                                           June 30, 2001 June 30, 2000  June 30, 2001  June 30, 2000 (INCEPTION) TO
                                                                                                      June 30, 2001
                                           -------------  ------------  -------------  -------------  -------------
REVENUE                                    $         528  $      2,356  $       1,309  $       2,953  $       6,172
                                           -------------  ------------  -------------  -------------  -------------

COSTS AND EXPENSES
  Selling, general and administrative              2,666        21,568         56,891         82,189        455,529
  Loss on impairment of assets                         -             -              -              -         54,167
  Amortization                                         -         3,250              -          6,500         11,645
  Loss on investment in mineral property               -             -              -              -          5,000
                                           -------------  ------------  -------------  -------------  -------------
                                                   2,666        24,818         56,891         88,689        526,341
                                           -------------  ------------  -------------  -------------  -------------

OPERATING (LOSS)                                  (2,138)      (22,462)       (55,582)       (85,736)      (520,169)

OTHER INCOME (EXPENSE)
  Foreign currency transaction gain (loss)             -          (271)             -           (266)          (168)
  Other                                                -             -              -              -         (1,347)
                                           -------------  ------------  -------------  -------------  -------------

NET (LOSS)                                        (2,138)      (22,733)       (55,582)       (86,002)      (521,684)
                                           =============  ============  =============  =============  =============

PER SHARE INFORMATION

WEIGHTED AVERAGE SHARES OUTSTANDING -
     BASIC AND DILUTED                        23,250,000    23,250,000     23,250,000     21,783,149     23,250,000
                                           =============  ============  =============  =============  =============

NET (LOSS) PER COMMON SHARE
     BASIC AND DILUTED                     $       (0.01) $      (0.01) $       (0.01) $       (0.01) $       (0.02)
                                           =============  ============  =============  =============  =============






    The accompanying notes are an integral part of the financial statements.


                              RADIOTOWER.COM, INC.
                            FKA MAGNUM VENTURES INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS

                                                      For the Period For the Period FOR THE PERIOD
                                                        Six months     Six months     MAY 5, 1998
                                                          ended         ended       (INCEPTION) TO
                                                      June 30, 2001  June 30, 2000   June 30, 2001
                                                      -------------  -------------   -------------
OPERATING ACTIVITIES
  Net (loss)                                          $     (55,582) $     (86,002)  $    (521,684)
     Adjustments to reconcile net (loss) to net cash
    (used) in operating activities:
       Amortization                                               -          6,500          11,645
       Interest expense converted to loan payable                 -              -             816
       Interest expense converted to loan payable                 -              -          12,684
      Loss on impairment of assets                                -              -          54,167
      Loss on investment in mineral property                      -              -           5,000
      Issuance of stock for wages                                 -              -          11,000
  Changes in:
       Accounts receivable                                        -              -            (193)
       Accounts payable                                      44,610         15,256         100,500
       Accrued wages                                              -              -          50,597
                                                      -------------  -------------   -------------
           Net cash (used in) operating activities          (10,972)       (64,246)       (275,468)
                                                      -------------  -------------   -------------

INVESTING ACTIVITIES
  Purchase of fixed assets                                        -              -          (4,079)
  Organization costs                                              -              -            (812)
  Investment in mineral claims                                    -              -          (5,000)
                                                      -------------  -------------   -------------
           Net cash (used in) investing activities                -              -          (9,891)
                                                      -------------  -------------   -------------

FINANCING ACTIVITIES
  Proceeds from loans payable - shareholders                 10,649         95,928         208,379
  Payments for loans payable - shareholders                       -        (16,684)              -
  Proceeds from related party advances                            -              -          15,000
  Proceeds from stock sales, net of issuance costs                -              -          43,118
  Proceeds from stock subscriptions                               -              -          19,000
                                                      -------------  -------------   -------------
           Net cash provided by financing activities         10,649         79,244         285,497
                                                      -------------  -------------   -------------

           Net increase (decrease) in cash                     (323)        14,998             138

BEGINNING CASH                                                  461          1,762               -
                                                      -------------  -------------   -------------
ENDING CASH                                           $         138  $      16,760   $         138
                                                      =============  =============   =============



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

                                        RADIOTOWER.COM, INC.
                                        (Registrant)

                                        Dated:  August 22, 2001



                                        By:s/ Michael Levine
                                           --------------------------------
                                           Michael Levine,
                                           President, Secretary & Treasurer

                              RADIOTOWER.COM, INC.

                Exhibit Index to Quarterly Report on Form 10-QSB
                       For the Quarter Ended June 30, 2001

EXHIBITS                                                               Page No.

  2.5     Certificate of Amendment to
          Articles of Incorporation.........................................15

Exhibit 2.5
-----------

DEAN HELLER                     Certificate of        FILED # C10386-98
Secretary of State                 Amendment                 --------------
                         (Pursuant to NRS 78.385 and      JUL 27 2001
101 North Carson Street, Suite 3    78.390)
Carson City, Nevada 89701-4786                         IN THE OFFICE OF
(775) 684 5708                                           s/Dean Heller
                                                 DEAN HELLER, SECRETARY OF STATE
  Important: Read attached instructions before completing
--------------------------------------------------------------------------------
              Certificate of Amendment to Articles of Incorporation
              -----------------------------------------------------
                         For Nevada Profit Corporations
                         ------------------------------
          (Pursuant to NRS 78.385 and 78.390 - After Issuance of Stock)
                             - Remit in Duplicate -


1. Name of corporation:           RadioTower.com, Inc.


2. The articles have been amended as follows (provide article numbers, if available):

                                        ARTICLE II

               The amount of total authorized capital stock which the Corporation shall have authority to issue is 200,000,000 shares of common stock, each with $0.001 par value, and 1,000,000 shares of preferred stock, each with $0.01 par value. To the fullest extent permitted by the laws of the State of Nevada (currently set forth in NRS 78.195), as the same now exists or may hereafter be amended or supplemented, the Board of Directors may fix and determine the designations, rights, preferences, or other variations of each class of series within each class of capital stock of the Corporation.


3. The vote by which the stockholders holding shares in the corporation entitling them to exercise at least a majority of the voting power, or such greater proportion of the voting power as may be required in the case of a vote by classes or series, or as may be required by the provisions of the articles of incorporation have voted in favor of the amendment is: 17,450,000.*


4. Signatures (Required):

  s/Michael L. Levine                       s/Michael L. Levine
----------------------------------        --------------------------------------
President or Vice President         and   Secretary or Asst. Secretary

*If any proposed amendment would alter or change any preference or any relative or other right given to any class or series of outstanding shares, then the amendment must be approved by the vote, in addition to the affirmative vote otherwise required, of the holders of shares representing a majority of the voting power of each class or series affected by the amendment regardless of limitations or restrictions on the voting power thereof.

IMPORTANT: Failure to include any of the above information and remit the proper fees may cause this filing to be rejected.