Form 10QSB/A
period 2001-06-30
RADIOTOWER COM INC
filed 2001-08-28
CIK 1098578

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                 FORM 10-QSB/A1


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

                                     V5C 2E6
                                   (Zip Code)


                                 (604) 842-2037
                                 --------------
                           (Issuer's Telephone Number)



Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:
Yes __X__ No ____.


The number of shares of the registrant's only class of common stock issued and outstanding, as of August 28, 2001 was 29,250,000 shares.

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

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS - None

ITEM 2. CHANGES IN SECURITIES.

     In June 2001, we issued an aggregate of 6,000,000 shares of our common stock to one "accredited" investor in exchange for cash consideration of $6,000 ($0.001 per share). This issuance is contingent upon the closing of the Fullerene Agreement described above herein. In the event the Fullerene Agreement does not close, we will refund the $6,000 subscription price in exchange for return of the 6,000,000 shares issued to Mr. Godwin.


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


                                       RADIOTOWER.COM, INC.
                                       (Registrant)

                                       Dated:  August 28, 2001



                                       By:s/ Michael Levine
                                          -------------------------------
                                          Michael Levine,
                                          President, Secretary & Treasurer

                              RADIOTOWER.COM, INC.


       Exhibit Index to Amendment No. 1 to Quarterly Report on Form 10-QSB
                       For the Quarter Ended June 30, 2001


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