Form 10QSB/A
period 2001-06-30
RADIOTOWER COM INC
filed 2001-09-06
CIK 1098578

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                 FORM 10-QSB/A2


                             Quarterly Report Under
                       the Securities Exchange Act of 1934

                        For Quarter Ended: June 30, 2001

                         Commission File Number: 0-28031



                             PACIFIC FUEL CELL CORP.
                             -----------------------
        (Exact name of small business issuer as specified in its charter)

                              RADIOTOWER.COM, INC.
                              --------------------
                                  (Former Name)


                                     Nevada
         (State or other jurisdiction of incorporation or organization)

                                   91-1921581
                                   ----------
                        (IRS Employer Identification No.)


                               131 N. Tustin Ave.
                                    Suite 100
                                   Tustin, CA
                                   ----------
                    (Address of principal place of business)

                                      92780
                                      -----
                                   (Zip Code)

                              #8-4106 Albert Street
                    Burnaby, British Columbia, Canada V5C 2E6
                    -----------------------------------------
                                (Former Address)

                                 (714) 564-1693
                                 --------------
                           (Issuer's Telephone Number)


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

Subsequent Event


     As a result of our inability to raise additional capital in order to allow us to implement our Plan of Operation discussed below, on July 2, 2001, we entered into an agreement for the acquisition of certain assets owned by Fullerene USA, Inc. ("Fullerene"), a privately held Nevada corporation. This agreement (the "Fullerene Agreement") contained various conditions to be completed prior to effectiveness, including completion of due diligence activities and other matters. These conditions were satisfied in full effective August 28, 2001.

     The terms of the Fullerene Agreement provide for the acquisition by us of an exclusive worldwide license (except for

Japan) in Fullerene's proprietary fuel cell technology, including certain future acquired intellectual property, for use in transportation application (the "Assets"). In exchange for the Assets, we issued 30,100,000 shares of our "restricted" common stock, equal to ownership of approximately 51% of our outstanding stock. In this regard we amended our Articles of Incorporation, increasing the number of authorized common shares to 200,000,000. Our shareholders also approved a second amendment to our Articles of Incorporation, changing the name of our company to "Pacific Fuel Cell Corp." A detailed explanation of our new business will be included in our Form 8-K to be filed with the Securities and Exchange Commission in the near future.


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

     We do not presently plan to purchase any plant or significant equipment. We will continue with our research or development by conducting continuous perceptual studies to monitor what listeners want from our website and by continuing to explore various e-commerce models to ensure our store and website continue to meet the listeners' needs.

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

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS - None

ITEM 2. CHANGES IN SECURITIES.


     In June 2001, we issued an aggregate of 6,000,000 shares of our common stock to one "accredited" investor in exchange for cash consideration of $6,000 ($0.001 per share). This issuance was contingent upon the closing of the Fullerene Agreement described above herein.


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


Note 4.  RECENT ISSUANCE OF SECURITIES

In June 2001, the Company issued an aggregate of 6,000,000 shares of its common stock to one "accredited" investor in exchange for cash consideration of $6,000 ($0.001 per share). This issuance was contingent upon the closing of an agreement for the acquisition by the Company of certain assets owned by Fullerene, Inc., privately held Nevada corporation, which closing occurred effective as of August 28, 2001.

                                   SIGNATURES



     Pursuant to the requirements of Section 12 of the Securities and Exchange Act of 1934, the Registrant has duly caused this amendment to its report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       PACIFIC FUEL CELL CORP.
                                       f/k/a RADIOTOWER.COM, INC.
                                       (Registrant)


                                       Dated:  September 4, 2001



                                       By: s/George Suzuki
                                          -------------------------------
                                          George Suzuki, President

                             PACIFIC FUEL CELL CORP.
                           f/k/a RADIOTOWER.COM, INC.


       Exhibit Index to Amendment No. 2 to Quarterly Report on Form 10-QSB
                       For the Quarter Ended June 30, 2001


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