Form 10QSB
period 2001-09-30
PACIFIC FUEL CELL CORP
filed 2001-11-14
CIK 1098578

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB

                             Quarterly Report Under
                       the Securities Exchange Act of 1934

                      For Quarter Ended: September 30, 2001

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

The number of shares of the registrant's only class of common stock issued and outstanding, as of November 14, 2001 was 58,940,000 shares.

                                     PART I

ITEM 1. FINANCIAL STATEMENTS.

     Our unaudited financial statements for the nine month period ended September 30, 2001, are attached hereto.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with our financial statements and notes thereto included herein. In connection with, and because we desire to take advantage of, the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, we caution readers regarding certain forward looking statements in the following discussion and elsewhere in this report and in any other statement made by, or on our behalf, whether or not in future filings with the Securities and Exchange Commission. Forward looking statements are statements not based on historical information and which relate to future operations, strategies, financial results or other developments. Forward looking statements are necessarily based upon estimates and assumptions that are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control and many of which, with respect to future business decisions, are subject to change. These uncertainties and contingencies can affect actual results and could cause actual results to differ materially from those expressed in any forward looking statements made by, or on, our behalf. We disclaim any obligation to update forward looking statements.

Overview

     In March 1999, we acquired the right to the domain name "Radiotower.com" and the name "Radio Tower Interactive". As a result, our principal business plan was as an Internet company (www.radiotower.com), providing an online live radio directory and audio portal. With the use of existing technology, such as RealPlayer(TM) and/or Windows Media Player(TM), we allowed listeners to link to and listen to numerous radio stations. However, on July 2, 2001, as a result of lack of capital, we entered into an agreement for the acquisition of certain assets owned by Fullerene USA, Inc. ("Fullerene"), a privately held Nevada corporation. We ceased all operations relating to the business plan relating to the radio directory and audio portal and, as a result of the aforesaid asset acquisition, have commenced implementation of our new business plan of developing, manufacturing and marketing fuel cell and related energy technology.

     Pursuant to the terms of the Fullerene Agreement, we acquired an exclusive worldwide license (except for Japan) in Fullerene's proprietary fuel cell technology, including certain future acquired intellectual property, for use in transportation application (the "Assets"). In exchange for the Assets, we issued 30,100,000 shares of our "restricted" common stock, equal to ownership of approximately 51% of our outstanding stock. We also amended our Articles of Incorporation, increasing the number of authorized common shares to 200,000,000 and changed the name of our company to "Pacific Fuel Cell Corp."

     As of the date of this Report, we still hold title to the assets related to our previous business plan. As of the date hereof, our intention is to dispose of these assets. We have not had any discussions with any third party concerning the sale of these assets and if such assets are sold in the future, it is not expected to have a material impact on our financial condition.

     We generated an aggregate of $1,769 in revenues during the nine month period ended September 30, 2001, $1,309 of which was generated during the six month period ended June 30, 2001 and all of which was generated from our prior business plan. In our management's view, these revenues are not material. We have not generated any revenues from our current business plan described below. As such, we have elected to present a Plan of Operation, rather than a comparison of results of operations.

Plan of Operation

     Our existing plan of operation is subject to risks and uncertainties, including future economic, competitive and market conditions, the cost of any future governmental regulation of our activities and our need to raise additional funds to satisfy anticipated cash needs over the next twelve (12) months, as discussed below.

     The need for electric power is constantly increasing in our society every year. At the same time, the burning of fossil fuel is creating a negative environmental impact, which includes global warming and pollution. Management believes that fuel cells can provide affordable, environmentally friendly energy, alleviating both shortages and pollution.

     Our new business is to develop and product low cost fuel cells for transportation, using our proprietary technology acquired in the Asset acquisition described above to severely reduce or eliminate the need for platinum as a catalyst. Current technology uses platinum, a precious metal, as the catalyst for hydrogen to separate into a proton and electron. Since platinum is a high cost metal, in very limited production, its use creates a bottleneck, preventing fuel cells from coming down in price even at high volume production. Our method of producing fuel cells is expected to minimize or eliminate the use of platinum. If successful, the result will be low cost fuel cells at high volume production levels. Our licensed fuel cell technology gives us exclusive worldwide rights (except Japan) for all transportation uses. Our intention is to build a prototype which, if it meets expectations, will be placed in production. This will require additional capital.

     There are currently several different technologies in use for fuel cell power generation. Each of these processes differ in methodology, suitable scale and efficiency. Our interest (and patent applications) is in the Proton Exchange Membrane (PEM) method which is very suitable for low temperature operation. It has a much higher fuel to electric power conversion rate, 40 to 60 percent, compared to 30 percent area for a traditional internal combustion engine. This new methodology of generating electricity is expected to bring many benefits, with few environmental problems.

     Additionally, we intend to seek out and acquire other related businesses, utilizing our securities as consideration. In this regard, in September 2001, we entered into an agreement with Winz Co. Ltd., Shizuoka, Japan, ("WINZ"), wherein we agreed to acquire the exclusive worldwide license (excluding Japan) to certain key intellectual property. WINZ specializes in the design of inverters, which can convert battery and fuel cell direct current into alternating current. These inverters can also control many other electric power sources and supplies. In consideration for this license, we issued an option to purchase 1,000,000 shares of our common stock, which option has an exercise price of $.10 per share.

     We intend to form a wholly owned subsidiary company to market WINZ products and technologies in the United States and elsewhere where we hold the license. WINZ will provide product design and manufacturing support with the goal of creating a profitable, stand alone company within 2 years. After 2 years has elapsed, if the subsidiary is profitable, of which there can be no assurance, and financial market conditions are favorable, we will sell WINZ a 45% interest in the subsidiary for return of the previously discussed option or, if exercised by WINZ prior, 1 million shares of our common stock. We will then spin-off all or a portion of the remaining 55% to our shareholders and the investing public in order to establish this subsidiary as a separate, public reporting company. There can be no assurances that this will occur within the aforesaid 2 year period, or at all.

LIQUIDITY AND CAPITAL RESOURCES

     As of September 30, 2001, we had nominal cash available and no accounts receivable. We incurred a net loss from operations of ($107,550), compared to a net loss of ($141,174) during the nine month period ended September 30, 2000 primarily from costs associated with selling, general and administrative expenses, as well as stock based compensation.

     We have no outstanding loans, either payable or receivable.

     We believe that we cannot satisfy our cash requirements for the next 12 months without having to raise additional funds. In order to fully implement our business plan described above, we believe we will need a cash infusion of approximately $9-10 million. There are no assurances that adequate funds, whether through equity financing, debt financing or other sources, will be available when needed or on terms acceptable to us. As of the date of this Report, we have no definitive agreement with any investment banking firm, venture capital firm or any other source of funds who has made any commitment to us to provide any funding. Further, any such funding may result in significant dilution to existing stockholders. The inability to obtain sufficient funds from external sources when needed will have a material adverse affect on our proposed business, results of operations and financial condition.

     If we are not able to raise additional cash, we will modify our current business plan and continue to operate using office space and other administrative assets which are currently being provided to us by our management, without charge. However, our ability to develop and market our technology would be severely curtailed.

TRENDS

     Over the next 12 months, we plan to continue development of our fuel cell technology, provided that we are able to raise additional capital or otherwise acquire an existing business which generates sufficient profits to allow us to reinvest the same into research and development activities. Alternatively, we intend to explore the possibility of entering into joint ventures or other strategic alliances with other entities which are similarly situated. We also intend to explore the possibility of acquiring energy companies which compliment our technology and provide manufacturing capacity. There are no assurances that we will be able to accomplish any of the aforesaid endeavors.

     During our 2002 fiscal year, we expect to begin marketing of our WINZ inverter technology in the United States, provided that sufficient capital becomes available. We expect that this will take the form of manufacturing, license agreements or joint ventures.

INFLATION

     Although management expects that our operations will be influenced by general economic conditions, once we commence generating revenues (of which there can be no assurance) we do not believe that inflation had a material effect on the results of operations during the six month period ended September 30, 2001.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS - None

ITEM 2. CHANGES IN SECURITIES.

     Effective July 2, 2001, we issued an aggregate of 30,100,000 shares of our common stock to Fullerene USA, Inc., in consideration for the acquisition of the Assets described above herein.

     In addition, as a result of the Asset Acquisition with Fullerene, former members of our management team did voluntarily consent to surrender an aggregate of 2,000,000 shares of our common stock back to us.

     In July 2001 we issued 70,000 shares of our common stock in favor of Jenkins, Gilchrest, Parker, Chapin LLP, attorneys, in order to satisfy an outstanding obligation of $22,250 (approximately $.32 per share). We also issued 1,000,000 shares of our common stock to Tech Equities, Inc. in exchange for release from $100,000 in debt.

     In regard to the aforesaid matters, we relied upon the exemption from registration provided by Section 4/2 and/or Regulation D, each promulgated under the Securities Act of 1933, as amended, to issue these shares.

     In order to provide us with some working capital which was necessary to allow us to close the Asset Acquisition with Fullerene described hereinabove, we sold an aggregate of 520,000 shares of our common stock to 3 non-residents of the US, for aggregate consideration of $52,000 ($0.10 per share). We relied upon the exemption from registration provided by Regulation S promulgated under the Securities Act of 1933, as amended, to issue these shares.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES - None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     In July 2001, pursuant to the laws of the state of Nevada, the holders of a majority of our outstanding common stock approved an amendment to our Articles of Incorporation, increasing the number of authorized common shares to 200,000,000 and changing our name to "Pacific Fuel Cell Corp."

ITEM 5. OTHER INFORMATION - None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K -

     (a) Exhibits - None

     (b) Reports on Form 8-K

     On or about September 6, 2001, we did file a report on Form 8- K with the US Securities and Exchange Commission, advising of the closing of the Fullerene Agreement, issuance of shares of our common stock providing a change in control of our Company and disclosing our new management.

                            PACIFIC FUEL CELL CORP.
                            FKA RADIOTOWER.COM INC.
                         (A DEVELOPMENT STAGE COMPANY)
                                  BALANCE SHEET
                               SEPTEMBER 30, 2001
                                   (UNAUDITED)

                                     ASSETS

CURRENT ASSETS
  Cash                                                         $        127
                                                               ------------

                      Total current assets
                                                                        127
                                                               ------------

  LICENSE                                                           451,500
                                                               ------------


                                                               $    451,627
                                                               ============



                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES                                            $          -
                                                               ------------


STOCKHOLDERS' EQUITY
  Preferred stock, $0.01 par value,
     1,000,000 shares authorized, none outstanding                        -
  Common stock, $0.001 par value, 200,000,000
    shares authorized, 58,940,000 shares issued                      58,940
  Additional paid in capital                                        966,338
  Deficit accumulated during the development stage                 (573,651)
                                                               ------------
                                                                    451,627
                                                               ------------

                                                               $    451,627
                                                               ============



                             PACIFIC FUEL CELL CORP.
                             FKA RADIOTOWER.COM INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                                                    FOR THE PERIOD
                                        THREE MONTHS   THREE MONTHS   NINE MONTHS    NINE MONTHS      MAY 5, 1998
                                            ENDED          ENDED          ENDED         ENDED       (INCEPTION) TO
                                        SEPTEMBER 30,  SEPTEMBER 30,  SEPTEMBER 30,  SEPTEMBER 30,   SEPTEMBER 30,
                                            2001           2000            2001         2000             2001
                                        -------------  -------------  -------------  -------------  --------------
REVENUE                                 $           -  $         460  $       1,309  $       3,413  $        6,172
                                        -------------  -------------  -------------  -------------  --------------

COSTS AND EXPENSES

  Selling, general and administrative             204         51,872         57,095        134,061         455,732

  Stock compensation                           84,000              -         84,000              -          84,000

  Loss on impairment of assets                      -              -              -              -          54,167

  Amortization                                      -          3,862              -         10,362          11,645

  Loss on investment in mineral
    property                                        -              -              -              -           5,000
                                        -------------  -------------  -------------  -------------  --------------

                                               84,204         55,734        141,095        144,423         610,544
                                        -------------  -------------  -------------  -------------  --------------


OPERATING (LOSS)                              (84,204)       (55,274)      (139,786)      (141,010)       (604,372)

OTHER INCOME (EXPENSE)
  Foreign currency transaction gain
    (loss)                                          -            102              -           (164)           (168)

  Loss on disposal of assets                   (3,264)             -         (3,264)             -          (3,264)

  Other                                             -              -              -              -          (1,347)
                                        -------------  -------------  -------------  -------------  --------------

                                               (3,264)           102         (3,264)          (164)         (4,779)
                                        -------------  -------------  -------------  -------------  --------------

EXTRAORDINARY ITEM, Gain on

   forgiveness of debt                         35,500              -         35,500              -          35,500

NET INCOME (LOSS)                       $     (51,968) $     (55,172) $    (107,550) $    (141,174) $     (573,651)
                                        =============  =============  =============  =============  ==============

PER SHARE INFORMATION


WEIGHTED AVERAGE SHARES OUTSTANDING -
        BASIC AND DILUTED                  46,914,022     23,250,000     31,224,689     22,277,473      17,667,520
                                        =============  =============  =============  =============  ==============

NET (LOSS) PER COMMON SHARES
BASIC AND DILUTED                       $       (0.00) $       (0.00) $       (0.00) $       (0.01) $        (0.03)
                                        =============  =============  =============  =============  ==============




                             PACIFIC FUEL CELL CORP
                             FKA RADIOTOWER.COM INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                                 FOR THE PERIOD
                                                            NINE MONTHS       NINE MONTHS          MAY 5, 1998
                                                               ENDED              ENDED          (INCEPTION) TO
                                                        SEPTEMBER 30, 2001  SEPTEMBER 30, 2000  SEPTEMBER 30, 2001
                                                        ------------------  ------------------  ------------------
NET CASH (USED IN) OPERATING ACTIVITIES                 $          (59,983) $         (119,749) $         (324,479)
                                                        ------------------  ------------------  ------------------

NET CASH (USED IN) INVESTING ACTIVITIES                                  -                   -              (9,891)
                                                        ------------------  ------------------  ------------------

FINANCING ACTIVITIES
  Proceeds from loans payable - shareholders                        10,649             135,544             240,063
  Payments for loans payable - shareholders                         (9,000)            (16,684)            (25,684)
  Proceeds from stock sales, net of issuance costs                  58,000                   -             120,118
                                                        ------------------  ------------------  ------------------
       Net cash provided by financing activities                    59,649             118,860             334,497
                                                        ------------------  ------------------  ------------------

       Net increase (decrease) in cash                                (334)               (889)                127

BEGINNING CASH                                                         461               1,762                   -
                                                        ------------------  ------------------  ------------------
ENDING CASH                                             $              127  $              873  $              127
                                                        ==================  ==================  ==================



                             PACIFIC FUEL CELL CORP.
                            FKA RADIOTOWER.COM, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                        NOTES TO THE FINANCIAL STATEMENTS
                                   (UNAUDITED)

Note 1.  BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. They do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation, have been included in the accompanying unaudited financial statements. Operating results for the periods presented are not necessarily indicative of the results that may be expected for the full year. For further information, refer to the financial statements and notes therto, included in the Company's Form 10-KSB for the year ended December 31, 2000.

Note 2:  Earnings Per Share

The Company calculates net income (loss) per share as required by SFAS No. 128, "Earnings per Share." Basic earnings (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares and dilutive common stock equivalents outstanding. During the periods presented, common stock equivalents were not considered, as their effect would be anti-dilutive.

Note 3.  License

On August 28, 2001 the Company issued 30,100,000 shares of common stock to acquire an exclusive worldwide license (except Japan) to develop and produce a proprietary fuel cell technology, including certain future acquired intellectual property, for use in transportation application.

Note 4.  Stockholders' Equity

The Company had the following transactions during the quarter:

     -    Issued 6,520,000 share of common stock for $58,000

     -    Issued  1,070,000  shares of common  stock to  settle  liabilities  of
          $110,500

     - 2,000,000 shares of common stock were surrendered to the Company as a condition precedent to the license acquisition (Note 3)

     - The Company increased their authorized shares of common stock from 50,000,000 shares to 200,000,000 shares

                                   SIGNATURES


     Pursuant to the requirements of Section 12 of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         PACIFIC FUEL CELL CORP.
                                         (Registrant)

                                         Dated:  November 14, 2001



                                         By:s/ George Suzuki
                                            -------------------------------
                                            George Suzuki, President