Form 10KSB
period 2001-12-31
PACIFIC FUEL CELL CORP
filed 2002-04-15
CIK 1098578

U S SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

                                   (Mark One)
         [X] Annual Report Pursuant to Section 13 or 15(d) of the
                       Securities Exchange Act of 1934

         [ ] Transitional Report Under Section 13 or 15(d) of the
                       Securities Exchange Act of 1934

                   For the fiscal year ended December 31, 2001

                         Commission file number: 0-28031

                             PACIFIC FUEL CELL CORP.
                             -----------------------
             (Exact name of registrant as specified in its charter)

                              RADIOTOWER.COM, INC.
                              --------------------
                                  (Former Name)

             Nevada                                              91-1921581
             ------                                              ----------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)

                               131 N. Tustin Ave.
                                    Suite 100
                                Tustin, CA 92780
                                 (714) 564-1693
                                 --------------
        (Address, including zip code and telephone number, including area code, of registrant's executive offices)

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


                          (Continued on Following Page)

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.
                  ----

State issuer's revenues for its most recent fiscal year. $1,309.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days: $715,200 as of April 12, 2002.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of April 12, 2002: 59,940,000 shares of common stock.

Documents incorporated by reference:  None

                                TABLE OF CONTENTS

                            FORM 10-KSB ANNUAL REPORT

                             PACIFIC FUEL CELL CORP.

                                                                            PAGE
                                                                            ----
Facing Page
Index
PART I
Item 1.    Description of Business...........................................  4
Item 2.    Description of Property...........................................  8
Item 3.    Legal Proceedings.................................................  8
Item 4.    Submission of Matters to a Vote of
               Security Holders..............................................  8

PART II
Item 5.    Market for the Registrant's Common Equity
               and Related Stockholder Matters...............................  8
Item 6.    Management's Discussion and Analysis of
               Financial Condition and Results of
               Operations....................................................  9
Item 7     Financial Statements.............................................. 13
Item 8.    Changes in and Disagreements on Accounting
               and Financial Disclosure...................................... 27

PART III
Item 9.    Directors, Executive Officers, Promoters
               and Control Persons, Compliance with
               Section 16(a) of the Exchange Act............................. 27
Item 10.   Executive Compensation............................................ 28
Item 11.   Security Ownership of Certain Beneficial
               Owners and Management......................................... 29
Item 12.   Certain Relationships and Related
               Transactions.................................................. 30

PART IV
Item 13.   Exhibits and Reports on Form 8-K.................................. 30


SIGNATURES................................................................... 32

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS.

History

     Pacific Fuel Cell Corp. ("we,"us," "our," the "Company" or "PFC") was incorporated under the laws of the State of Nevada on May 5, 1998, under the original name "Magnum Ventures Inc." We changed our name on May 18, 1999 to "RadioTower.com, Inc." Thereafter, in August 2001, we changed our name to our current name. We were originally in the mining business and on June 4, 1998, acquired an option to purchase certain mineral claims. However, this was the extent of our operation as a mining company and our involvement in the mining industry. We did not do any testing on or developing of the mineral claims. In March 1999, our board of directors decided to abandon our rights to the mineral claims and not to make any further option payments, resulting in the termination of the option. We ceased all mining industry activities at that time and our board of directors decided to enter into the radio Internet business.

     In March 1999, we acquired the right to the domain name "Radiotower.com" and the name "Radio Tower Interactive" in exchange for issuance of 9,750,000 shares of our common stock, which was valued at $65,000, approximately the predecessor's cost. We became an Internet company (www.radiotower.com) and were one of the first companies online with a live radio directory and audio portal. The directory was a free television guide-like listing of over 1,000 radio stations worldwide, which allowed listeners to link to and listen to these radio stations. Our web site only contained listings for those radio stations that already broadcast their signals over the Internet using RealAudio(TM) and/or Windows Media Player(TM).

     As a result of our inability to generate sufficient revenues and generate profits, we elected to cease operations in August 2001. Relevant thereto, effective August 28, 2001, we closed an acquisition of certain assets previously owned by Fullerene USA, Inc. ("Fullerene"), a privately held Nevada corporation. On July 2, 2001, the parties entered into a definitive agreement which contained various conditions prior to effectiveness, including completion of due diligence activities and other matters. These conditions were satisfied on August 3, 2001, when the closing of the Asset acquisition occurred. The terms of the Fullerene Agreement provide for the acquisition by us of an exclusive worldwide license (except for Japan) in Fullerene's proprietary fuel cell technology, including certain future acquired intellectual property, for use in transportation applications (the "Assets"). In exchange for the Assets, we issued 30,100,000 shares of our "restricted" common stock, equal to ownership of approximately 51% of our outstanding stock. In conjunction with our new business plan, our shareholders approved an amendment to our Articles of Incorporation, changed our name to "Pacific Fuel Cell Corp." The number of our authorized common shares was also increased to 200,000,000. The balance of our authorized capitalization remains as previously established immediately prior to the Fullerene Agreement.

Description of New Business

     The need for electric power is constantly increasing in our society every year. At the same time, the burning of fossil fuel is creating a negative environmental impact, which includes global warming and pollution. Management believes that fuel cells can provide affordable, environmentally friendly energy, alleviating both shortages and pollution.

     Our new business is to develop and produce low cost fuel cells for transportation, using its proprietary technology acquired in the Asset acquisition described above to severely reduce or eliminate the need for platinum as a catalyst. Current technology uses platinum, a precious metal, as the catalyst for hydrogen to separate into a proton and electron. Since platinum is a high cost metal, in very limited production, its use creates a bottleneck, preventing fuel cells from coming down in price even at high volume production. Our method of producing fuel cells is expected to minimize or eliminate the use of platinum. If successful, the result will be low cost fuel cells at high volume production levels. Our licensed fuel cell technology gives us exclusive worldwide rights (except Japan) for all transportation uses. Our intention is to build a prototype which, if it meets expectations, will be placed in production. This will require additional capital and as of the date of this Report, we have no agreement with any third party to provide us with this additional capital.

     Since the closing of the Fullerene Agreement and as of the date of this Report, we have also investigated the possibility of using our proprietary fuel cell technology to provide electricity for small commercial establishments and households. Although we do not currently have the rights to utilize our fuel cell technology in this market, we believe that, if we decide to pursue this market, we can acquire such rights from Fullerene on advantageous terms.

     On September 12, 2001, we entered into an agreement with WINZ Co., Ltd. ("WINZ"), of Japan to acquire an exclusive worldwide license (excluding Japan) in all of WINZ' intellectual property, including any and all future acquired surrounding intellectual property. WINZ manufactures state of the art inverters, which convert direct current into alternating current, thereby allowing fuel cells to power standard household appliances.

     We are currently vigorously pursuing the development of a prototype and, if sufficient capital can be raised, expect to have a prototype before the end of 2002.

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

     We also intend to acquire additional related intellectual property. However, as of the date of this Report, no definitive agreements to acquire the same have been reached with any third party, other than as discussed above.

     In order to implement our business plan, we require additional funding and there is no assurance that adequate funds, whether through equity financing, debt financing or other sources, will be available when needed or on terms acceptable to us. As of the date of this Report, we have no definitive agreement with any investment banking firm, venture capital firm or any other source of funds who has made any commitment to us to provide any funding. Further, any such funding may result in significant dilution to existing stockholders. The inability to obtain sufficient funds from external sources when needed will have a material adverse affect on our, results of operations and financial condition.

     During the year ended December 31, 2001, we issued 6,000,000 shares of our common stock to one investor, for aggregate proceeds of $6,000. We also issued 1,070,000 shares of our common stock in exchange for debt forgiveness of $101,050.

Subsequent Event

     Subsequent to December 31, 2001, we sold 1,000,000 shares of our common stock and received net proceeds of $46,819 therefrom ($.05 per share).

Competition

     Our major competitors and their respective products include, but are not limited to, the following:

COMPANY                           PRODUCT(S)
--------------------------        ----------------------------------------------

Anuvu Incorporated                "Carbon-X" PEMs
Avista Labs                       residential and small commercial

Ballard Power Systems             pressurized PEM's for vehicles, up
                                  to 85kw, portable and stationary
                                  PEMs
DCH Technology, Inc.              12W-5kw
Energy Partners, L.C.             stationary applications
Hydrogenics                       back-up power for cellular towers
NU Element, Inc.                  1 kw - 200kw
Nuvera Fuel Cells                 0.7kw - 60 kw
Plug Power                        residential
Proton Energy Systems, Inc.       electrolyzers and regenerative fuel
                                  cell systems
Schatz Energy Research            automotive, portable

     This group of companies specializes in Proton Exchange Membrane (PEM) Fuel Cells and are therefore direct technology competitors.

     We have not included automobile companies such as Mitsubishi and General Motors since their focus is directed towards transportation. Likewise, large industrial companies such as Siemans AG, UTC Fuel Cells (a United Technologies Company) and Teledyne Energy Systems were not included since their main focus appears to be larger power systems. However, UTC Fuel Cells does have a major push on residential fuel cell use and therefore must be considered a future competitor. Any major company listed here should be considered a potential, if not actual, competitor because of its size.

     Also, we have not included companies such as Manhattan Scientific (specializing in fuel cells for bicycles) or H Power, where we felt that their products would not be currently competitive with those of our company. Again, these companies have the potential to become competitors at any time.

     We are a relative newcomer to this group, but, while no assurances can be provided, we believe that our R&D strategy positions us to leapfrog the competition and produce a commercially viable product by early 2003, provided that we can raise the necessary capital to allow us to continue our R&D efforts.

Trademarks/Tradenames

     We currently do not have any registered trademarks or tradenames, although we expect this to change as we move towards the commercialization of our technology.

Government Regulations

     We are not subject to any extraordinary governmental regulations relating to its business.

Employees

     As of the date of this Report, we have no employees. Our operations are non-union. In addition, management believes that the available labor force in the geographic areas where our facilities are located are sufficient to support the expansion anticipated over the next 12 months. If and when we are in the financial position to do so, we intend to hire employees in the areas of research and development, and marketing.

ITEM 2.  DESCRIPTION OF PROPERTY.

     We operate from our principal executive offices at 131 N. Tustin Ave., Suite 100, Tustin, CA 92780, which space is provided on a rent free basis pursuant to a verbal, month to month lease, by George Suzuki, our President and a director. This space consists of 700 square feet of executive office space. See "Part III, Item 12, Certain Relationships and Related Transactions." We have no other properties. In the event we are able to obtain the necessary funding, we expect that we will move our offices to an expanded location in or around Tustin, California. We believe there is an adequate supply of available office space should the need arise.

ITEM 3.  LEGAL PROCEEDINGS

     We are not a party to any pending legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to our shareholders during the three month period ended December 31, 2001, or subsequent thereto.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

     On August 25, 2000, our common stock commenced trading on the OTC BB. Our common stock was previously quoted on the pink sheets under the symbol "RDOT." Prior to our 3:2 stock split effective June 20, 2000, our common stock traded under the symbol "RTOW." It now trades under the symbol "PFCE."

     The table below sets forth the reported high and low bid prices for the periods indicated. The bid prices shown reflect quotations between dealers, without adjustment for markups, markdowns or commissions, and may not represent actual transactions in the Company's securities.

                                                      Bid Price
         Quarter Ended                          High              Low
         -------------                         -------          -------

         March 31, 2000                        $2.00            $0.17
         June 20, 2000                         $2.00            $1.35
         June 30, 2000(1)                      $1.75            $0.875
         September 30, 2000                    $1.45            $0.60
         December 31, 2000                     $1.00            $0.10

         March 31, 2001                        $0.35            $0.025
         June 30, 2001                         $0.285           $0.03
         September 30, 2001                    $0.23            $0.041
         December 31, 2001                     $0.085           $0.017

----------------------------
(1)  Reflects 3:2 forward split  effective June 20, 2000.

     As of April 12, 2002, the closing bid price of our common stock was $0.03.

     (b) Holders. We have approximately 30 holders of record of our common stock as of April 12, 2002.

     (c) Dividends. We did not pay any dividends on our Common Stock during the two years ended December 31, 2001. Pursuant to the laws of the State of Nevada, a corporation may not issue a distribution if, after giving its effect, the corporation would not be able to pay its debts as they became due in the usual course of business, or such corporation's total assets would be less than the sum of their total liabilities plus the amount that would be needed, if the corporation were to be dissolved at the time of the distribution, to satisfy the preferential rights upon dissolution of shareholders whose preferential rights are superior to those receiving the distribution. As a result, management does not foresee that we will have the ability to pay a dividend on our Common Stock in the fiscal year ended December 31, 2002. See "Part II, Item 7, Financial Statements."

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with our audited financial statements and notes thereto included herein. In connection with, and because we desire to take advantage of, the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, we caution readers regarding certain forward looking statements in the following discussion and elsewhere in this report and in any other statement made by, or on our behalf, whether or not in future filings with the Securities and Exchange Commission. Forward looking statements are statements not based on historical information and which relate to future operations, strategies, financial results or other developments. Forward looking statements are necessarily based upon estimates and assumptions that are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control and many of which, with respect to future business decisions, are subject to change. These uncertainties and contingencies can affect actual results and could cause actual results to differ materially from those expressed in any forward looking statements made by, or on our behalf. We disclaim any obligation to update forward looking statements.

     We generated  nominal  revenues  during the fiscal years ended December
31, 2001 and December 31, 2000. During the year ended December 31, 2001, we incurred costs and expenses totaling $256,250, which includes $184,000 in stock based compensation, as well as $68,859 in selling, general and administrative expense. As a result, we incurred a net loss of $(219,441) during the fiscal year ended December 31, 2001 ($0.01 per share). Because we generated nominal revenues during the year ended December 31, 2001, following is our Plan of Operation, rather than a comparison of results of operations.

Plan of Operation

     The need for electric power is constantly increasing in our society every year. At the same time, the burning of fossil fuel is creating a negative environmental impact, which includes global warming and pollution. Management believes that fuel cells can provide affordable, environmentally friendly energy, alleviating both shortages and pollution.

     Our new business is to develop and produce low cost fuel cells for transportation, using our proprietary technology acquired in the Fullerene acquisition described above to severely reduce or eliminate the need for platinum as a catalyst. Current technology uses platinum, a precious metal, as the catalyst for hydrogen to separate into a proton and electron. Since platinum is a high cost metal, in very limited production, its use creates a bottleneck, preventing fuel cells from coming down in price even at high volume production. Our method of producing fuel cells is expected to minimize or eliminate the use of platinum. If successful, the result will be low cost fuel cells at high volume production levels. Our licensed fuel cell technology gives us exclusive worldwide rights (except Japan) for all transportation uses. Our intention is to build a prototype which, if it meets expectations, will be placed in production. This will require additional capital.

     Since the closing of the Fullerene Agreement and as of the date of this Report, we have also investigated the possibility of using our proprietary fuel cell technology to provide electricity for small commercial establishments and households. Although we do not currently have the rights to utilize our fuel cell technology in this market, we believe that, if we decide to pursue this market, we can acquire such rights from Fullerene on advantageous terms.

     Fuel cell acceptance appears to be accelerating. Large and small corporations, as well as the United States government, all appear convinced of the value of fuel cell technology. Despite all this activity, we have still not seen a commercial product that, in our opinion, was competitively priced with other forms of energy. We believe that, while fuel cell products will begin to proliferate, market acceptance will come only when prices fall to competitive levels.

     As of the date of this Report, in order to bring about commercialization, we are focused on building a prototype, enhancing product performance, reducing product costs, designing market-ready products, developing volume-manufacturing capability, and building customer and supplier relationships. We are working closely with strategic partners to transform our current technology position into market leadership in our target markets.

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

     We also intend to acquire additional related intellectual property. However, as of the date of this Report, no definitive agreements to acquire the same have been reached with any third party, other than as discussed above.

     In order to implement our business plan, we currently estimate that we will require additional funding of approximately $5 million. We anticipate that $2.5 million will be utilized for investment in a target conventional generator company and the balance of $2.5 million for fuel cell development. There can be no assurance that our estimates of this necessary capital will be accurate, or that we will be able to raise these funds, whether through equity financing, debt financing or other sources, or that such funds will be available when needed or on terms acceptable to us. As of the date of this Report, we have no definitive agreement with any investment banking firm, venture capital firm or any other source of funds who has made any commitment to us to provide any funding. Further, any such funding may result in significant dilution to existing stockholders. The inability to obtain sufficient funds from external sources when needed will have a material adverse affect on our, results of operations and financial condition.

     Subject to receipt of additional capital, of which there can be no assurance, we are preparing for the 2003 introduction of our first prototype fuel cell.

     During the year ending December 31, 2002, we plan to acquire a traditional generator manufacturing company with sales in the $5 to $15 million range. This should enable the commercialization of our proprietary technology while concurrently introducing our products to what we consider to be an important market segment. While we have identified various entities which meet this criteria, we have not commenced any negotiations and there can be no assurances that we will successfully consummate such an acquisition. If so consummated, it is anticipated that such an acquisition would be funded by cash, issuance of our securities or a combination thereof. There can be no assurances that, if an acceptable acquisition is identified, we will have sufficient cash available, if the terms of such acquisition required the same.

     We are also currently negotiating with a major California university to do advanced research on fuel cell technology based on our proprietary intellectual property.

Liquidity and Capital Resources

     At December 31, 2001, we had $478 in cash. We had $10,160 in accounts payable and accrued expenses. We also had an outstanding loan in the amount of $2,083, due to Fullerene, USA, Inc., our majority stockholder, which does not accrue interest and is due December 31, 2002.

     In order to implement our business plan, we currently estimate that we will require additional funding of approximately $5 million. We anticipate that $2.5 million will be utilized for investment in a target conventional generator company and the balance of $2.5 million for fuel cell development. There can be no assurance that our estimates of this necessary capital will be accurate, or that we will be able to raise these funds, whether through equity financing, debt financing or other sources, or that such funds will be available when needed or on terms acceptable to us. As of the date of this Report, we have no definitive agreement with any investment banking firm, venture capital firm or any other source of funds who has made any commitment to us to provide any funding. Further, any such funding may result in significant dilution to existing stockholders. The inability to obtain sufficient funds from external sources when needed will have a material adverse affect on our, results of operations and financial condition.

Trends

     We believe that fuel cell development is accelerating in all areas, due to the advantages of low pollution and independence from fossil fuels. Major automobile, industrial and power supply companies are heavily involved in research and development activities of fuel cell technology and many have announced prototypes and commercial models. However, there has not been a major commercial breakthrough, which we attribute to the high cost of the products and the lack of consumer proven reliability.

     We expect that interest in fuel cells by the general public, government and the provide sector will continue to grow, leading to increased acceptance of fuel cells, along with increased competition. However, while no assurances can be provided, we believe that the anticipated increased acceptance of fuel cell technology may make it easier for us to raise the additional capital necessary for us to implement our business plan and develop our prototype.

Inflation

     Although our operations are influenced by general economic conditions, we do not believe that inflation had a material affect on our results of operations during 2001.

ITEM 7.  FINANCIAL STATEMENTS

                             PACIFIC FUEL CELL CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                                TABLE OF CONTENTS

                                                                           Page
                                                                           ----

         Report of Independent Auditors                                       1

         Balance Sheet                                                        2

         Statements of Operations                                             3

         Statement of Changes in Stockholders' Equity                         4

         Statements of Cash Flows                                             5

         Notes to Financial Statements                                     6-12

                         REPORT OF INDEPENDENT AUDITORS

Shareholders and Board of Directors
Pacific Fuel Cell Corp.

We have audited the accompanying balance sheet of Pacific Fuel Cell Corp. (a development stage company) as of December 31, 2001, and the related statements of operations, changes in stockholders' equity, and cash flows for years ended December 31, 2001 and 2000, and the period from May 5, 1998 (inception) to December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Pacific Fuel Cell Corp. (a development stage company) as of December 31, 2001, and the results of its operations, and its cash flows for the years ended December 31, 2001 and 2000, and the period from May 5, 1998 (inception) to December 31, 2001 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has incurred significant losses from operations, has a working capital deficit, and is reliant on raising capital to initiate their business plan. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also discussed in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                    s/Stark Winter Schenkein & Co., LLP

Denver, Colorado
March 27, 2002

                                 PACIFIC FUEL CELL CORP.
                              (A DEVELOPMENT STAGE COMPANY)
                                      BALANCE SHEET
                                    DECEMBER 31, 2001

                           ASSETS

CURRENT ASSETS
  Cash                                                  $       478
                                                        -----------

            Total current assets                                478
                                                        -----------

  LICENSE                                                   451,500
                                                        -----------

                                                        $   451,978
                                                        ===========


           LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable and accrued expenses                 $    10,160
  Operating advances - related party                          2,083
                                                        -----------

            Total current liabilities                        12,243
                                                        -----------

STOCKHOLDERS' EQUITY
  Preferred stock, $0.01 par value,
     1,000,000 shares authorized, none outstanding
                                                                  -
  Common stock, $0.001 par value, 200,000,000
    shares authorized, 58,940,000 shares issued              58,940
  Additional paid in capital                              1,066,338
  (Deficit) accumulated during the development stage       (685,543)
                                                         ----------
                                                            439,735
                                                         ----------

                                                         $  451,978
                                                         ==========

    The accompanying notes are an integral part of the financial statements.

                             PACIFIC FUEL CELL CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS

                                                                                      FOR THE PERIOD
                                                           YEAR ENDED    YEAR ENDED     MAY 5, 1998
                                                          DECEMBER 31,  DECEMBER 31,   (INCEPTION) TO
                                                              2001          2000      DECEMBER 31, 2001
                                                          -----------   -----------   -----------------
REVENUE                                                   $     1,309   $     4,015   $           6,172
                                                          -----------   -----------   -----------------

COSTS AND EXPENSES
  Selling, general and administrative                          68,859       228,675             443,135
  Stock compensation                                          184,000             -             195,000
  Amortization                                                      -             -              11,645
  Loss on asset impairment                                          -        54,167              59,167
  Loss on disposal of property and equipment                    3,391             -               3,391
                                                          -----------   -----------   -----------------
                                                              256,250       282,842             712,338
                                                          -----------   -----------   -----------------
OPERATING (LOSS)                                             (254,941)     (278,827)           (706,166)

OTHER INCOME (EXPENSE)
  Interest expense                                                  -             -             (13,362)
  Foreign currency transaction gain (loss)                          -            99                (168)
  Other                                                             -             -              (1,347)
                                                          -----------   -----------   -----------------
                                                                    -            99             (14,877)
                                                          -----------   -----------   -----------------
NET (LOSS) BEFORE EXTRAORDINARY ITEM                         (254,941)     (278,728)           (721,043)

EXTRAORDINARY ITEM, Gain on forgiveness of debt, net of
   income taxes of $12,070                                     23,430             -              23,430
                                                          -----------   -----------   -----------------
NET LOSS BEFORE INCOME TAX EXPENSE (BENEFIT)                 (231,511)     (278,728)           (697,613)

INCOME TAXES (BENEFIT)                                        (12,070)            -             (12,070)
                                                          -----------   -----------   -----------------
NET (LOSS)                                                $  (219,441)  $  (278,728)  $        (685,543)
                                                          ===========   ===========   =================
PER SHARE INFORMATION

WEIGHTED AVERAGE SHARES OUTSTANDING -
        BASIC AND DILUTED                                  35,506,181    22,522,603          18,073,518
                                                          ===========   ===========   =================
NET (LOSS) PER COMMON SHARE
         Loss from operations                             $     (0.01)  $     (0.01)  $           (0.04)
         Extraordinary item                                         -             -                   -
                                                          -----------   -----------   -----------------
                                                          $     (0.01)  $     (0.01)  $           (0.04)
                                                          ===========   ===========   =================

    The accompanying notes are an integral part of the financial statements.

                             PACIFIC FUEL CELL CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                MAY 5, 1998 (INCEPTION) THROUGH DECEMBER 31, 2001

                                                                                                  (Deficit)
                                              Common Stock                         Common        Accumulated
                                          -------------------    Additional         Stock         During the
                                            Shares     Amount  Paid in Capital  Subscriptions  Development Stage    Total
                                          ----------  -------  ---------------  -------------  -----------------  ---------
Issuance of stock for
  cash at $0.006 per share
  (net of issuance costs)                  3,000,000  $ 3,000  $        15,118  $           -  $               -  $  18,118
Issuance of stock for
  repayment of advances
  at $0.007 per share                      2,250,000    2,250           12,750              -                  -     15,000
Net (loss) for the period                          -        -                -              -            (31,065)   (31,065)
                                          ----------  -------  ---------------  -------------  -----------------  ---------
Balance at December 31, 1998               5,250,000    5,250           27,868              -            (31,065)     2,053
                                          ----------  -------  ---------------  -------------  -----------------  ---------
Issuance of stock for
  purchase of domain name at
  $0.007 per share                         9,750,000    9,750           55,250              -                  -     65,000
Issuance of stock for
  cash at $0.007 per share                 3,750,000    3,750           21,250              -                  -     25,000
Issuance of stock subscriptions for
  cash at $0.007 per share                         -        -                -         19,000                  -     19,000
Issuance of stock subscriptions as
  payment of wages at $0.007 per share             -        -                -         11,000                  -     11,000
Net (loss) for the year                            -        -                -              -           (156,309)  (156,309)
                                          ----------  -------  ---------------  -------------  -----------------  ---------
Balance at December 31, 1999              18,750,000   18,750          104,368         30,000           (187,374)   (34,256)
                                          ----------  -------  ---------------  -------------  -----------------  ---------
Issuance of stock pursuant to stock
   subscriptions                           4,500,000    4,500           25,500        (30,000)                 -
Net (loss) for the year                            -        -                -              -           (278,728)  (278,728)
                                          ----------  -------  ---------------  -------------  -----------------  ---------
Balance at December 31, 2000              23,250,000   23,250          129,868              -           (466,102)  (312,984)
                                          ----------  -------  ---------------  -------------  -----------------  ---------
Issuance of stock for license             30,100,000   30,100          421,400              -                  -    451,500
   agreement at $0.015 per share
Cancelation of common stock as
  condition of license agreement          (2,000,000)  (2,000)               -              -                  -     (2,000)
Issuance of stock for cash
  cash at $0.001 per share                 6,000,000    6,000                -              -                  -      6,000
Stock compensation related to issuance
  of stock below fair market value                 -        -           84,000              -                  -     84,000
Stock compensation related to issuance
  of stock option to acquire license               -        -          100,000              -                  -    100,000
Issuance of stock for cash
  at $0.10 per share                         520,000      520           51,480              -                  -     52,000
Issuance of stock for debt forgiveness
  from shareholders at $0.094 per share    1,070,000    1,070           99,980              -                  -    101,050
Liabilities converted into contributed
  capital                                          -        -          179,610              -                  -    179,610
Net (loss) for the year                            -        -                -              -           (219,441)  (219,441)
                                          ----------  -------  ---------------  -------------  -----------------  ---------
Balance at December 31, 2001              58,940,000  $58,940  $     1,066,338  $           -  $        (685,543) $ 439,735
                                          ==========  =======  ===============  =============  =================  =========

    The accompanying notes are an integral part of the financial statements.

                             PACIFIC FUEL CELL CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS

                                                                                                 FOR THE PERIOD
                                                                      YEAR ENDED   YEAR ENDED      MAY 5, 1998
                                                                      DECEMBER 31, DECEMBER 31,  (INCEPTION) TO
                                                                          2001        2000      DECEMBER 31, 2001
                                                                      -----------  -----------  -----------------
OPERATING ACTIVITIES
  Net (loss)                                                          $  (219,441) $  (278,728) $        (685,543)
  Adjustments to reconcile net (loss) to net cash
    (used) in operating activities:
       Stock compensation                                                 184,000            -            195,000
       Gain on the settlement of debt                                      35,500            -             35,500
       Loss on disposal of property and equipment                           3,391            -              3,391
       Amortization and depreciation                                            -          816             12,461
       Interest expense converted to loan payable                               -       12,684             12,684
       Loss on asset impairment                                                 -       54,167             59,167
  Changes in:
       Accounts receivable                                                    193         (193)                 -
       Accounts payable and accrued expenses                              (65,358)      77,198             41,129
                                                                      -----------  -----------  -----------------
Net cash (used in) operating activities                                   (61,715)    (134,056)          (326,211)
                                                                      -----------  -----------  -----------------
INVESTING ACTIVITIES
  Purchase of fixed assets                                                      -            -             (4,891)
  Investment in mineral claims                                                  -            -             (5,000)
                                                                      -----------  -----------  -----------------
           Net cash (used in) investing activities                              -            -             (9,891)
                                                                      -----------  -----------  -----------------
FINANCING ACTIVITIES
  Proceeds from operating advances - related party                         12,732      132,755            225,462
  Payments on operating advances - related party                           (9,000)           -             (9,000)
  Proceeds from stock sales, net of issuance costs                         58,000            -            120,118
                                                                      -----------  -----------  -----------------
           Net cash provided by financing activities                       61,732      132,755            336,580
                                                                      -----------  -----------  -----------------
           Net increase (decrease) in cash                                     17       (1,301)               478

CASH AT BEGINNING OF YEAR                                                     461        1,762                  -
                                                                      -----------  -----------  -----------------
CASH AT END OF YEAR                                                   $       478  $       461                478
                                                                      ===========  ===========  =================
SUPPLEMENTAL CASH FLOW INFORMATION
  Cash paid for interest                                              $         -  $         -  $               -
                                                                      ===========  ===========  =================
  Cash paid for income taxes                                          $         -  $         -  $               -
                                                                      ===========  ===========  =================
SUPPLEMENTAL DISCLOSURE OF SIGNIFICANT
NON-CASH FINANCING AND INVESTING ACTIVITIES

  Issuance of stock for purchase of license agreement                 $   451,500  $         -  $         451,500
                                                                      ===========  ===========  =================
  Conversion of loans payable, shareholders into contributed capital  $   179,610  $         -  $         179,610
                                                                      ===========  ===========  =================
  Cancelation of 2,000,000 shares at par value                        $     2,000  $         -  $           2,000
                                                                      ===========  ===========  =================
  Issuance of stock for repayment of advances                         $   101,050  $         -  $         116,050
                                                                      ===========  ===========  =================
  Conversion of accrued interest into promissory notes                $         -  $    12,684  $          12,684
                                                                      ===========  ===========  =================
  Issuance of stock for purchase of domain asset                      $         -  $         -  $          65,000
                                                                      ===========  ===========  =================

    The accompanying notes are an integral part of the financial statements.

                             PACIFIC FUEL CELL CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                        NOTES TO THE FINANCIAL STATEMENTS
                                DECEMEBR 31, 2001


Note 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

Pacific Fuel Cell Corp. (the "Company") was incorporated in the State of Nevada on May 5, 1998 as Magnum Ventures, Inc. and has been in the development stage since its inception. During 1999 the Company changed its name to Radiotower.com, Inc. and purchased the domain name "Radiotower.com" to use as an internet portal that provided free online directories of radio stations. During 2001 the Company abandoned this business plan (Note 4).

Effective August 3, 2001 the Company acquired a license from Fullerene USA, Inc ("Fullerene") in exchange for 30,100,000 shares of common stock. Subsequent to this acquisition the Company changed its name to Pacific Fuel Cell Corp. and increased the authorized common shares to 200,000,000. The Company `s new business plan entails the development, manufacture, and sale of protein exchange membrane fuel cell technology for use in transportation applications in Southern California.

Reclassification

Certain amounts from prior year's financial statements have been reclassified to conform to the current year presentation.

Use of estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in these financial statements and accompanying notes. Actual results could differ from those estimates.

Cash and cash equivalents

For purposes of balance sheet classification and the statements of cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Revenue recognition

The Company's recognizes revenue when earned.

Amortization

The cost of the license has not been amortized since its acquisition on August 28, 2001. The Company will begin amortizing the cost of the license upon the recognition of

                             PACIFIC FUEL CELL CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                        NOTES TO THE FINANCIAL STATEMENTS
                                DECEMEBR 31, 2001

revenues over the estimated economic life of the license agreement.

Fair value of financial instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2001. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash and accounts payable and operating advances - related party. Fair values were assumed to approximate carrying values for financial instruments because they are short term in nature, their carrying amounts approximate fair values, or they are payable on demand.

Net (loss) per common share

The Company follows Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share". Basic earnings (loss) per common share calculations are determined by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the year. Diluted earnings (loss) per common share calculations are determined by dividing net income (loss) by the weighted average number of common shares and dilutive common share equivalents outstanding. During the periods when they are anti-dilutive, common stock equivalents, if any, are not considered in the computation.

Stock-based compensation

The Company accounts for stock based compensation in accordance with SFAS No. 123, "Accounting for Stock-Based Compensation". The Company has issued its common stock as compensation to non-employees. The Company measures the amount of stock-based compensation as of the earlier of (1) the date at which an agreement is reached with the non-employee as to the number of shares to be issued for performance, or (2) the date at which the non-employees performance is complete. The Company recognizes compensation expense to the extent that the fair market value of the stock issued exceeds the value of the services or cash received exceed.

Impairment of long-lived assets

The Company periodically reviews the carrying amount of property, plant and equipment and its identifiable intangible assets to determine whether current events or circumstances warrant adjustments to such carrying amounts. If an impairment adjustment is deemed necessary, such loss is measured by the amount that the carrying value of such assets exceeds their fair value. Considerable management judgement is necessary to estimate the fair value of assets; accordingly, actual results could vary significantly from such estimates. Assets to be disposed of are carried at the lower of their financial statement carrying amount or fair value less costs to sell. As of December

                             PACIFIC FUEL CELL CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                        NOTES TO THE FINANCIAL STATEMENTS
                                DECEMEBR 31, 2001

31, 2001, management believes that there is no asset impairment on long-lived assets.

Advertising costs

The cost of advertising is expensed as incurred. For the years ended December 31, 2001 and 2000, and the period May 5, 1998 (inception) to December 31, 2001, the Company incurred advertising expense of $1,220, $5,000, and $16,316, respectively, which is included in selling, general and administrative expenses.

Recent pronouncements

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 (SAB 101). SAB 101 provides guidance on applying accounting principles generally accepted in the United States of America to revenue recognition in financial statements and is effective in the Company's fourth quarter of 2000. The implementation of SAB 101 did not have an impact on the Company's operating results.

In July 2001, the Financial Accounting Standards Board (FASB) issued SFAS 141, Business Combinations, and SFAS 142, Goodwill and Intangible Assets. SFAS 141 is effective for all business combinations completed after June 30, 2001. SFAS 142 is effective for the year beginning January 1, 2002; however certain provisions of that Statement apply to goodwill and other intangible assets acquired between July 1, 2001, and the effective date of SFAS 142. The Company does not believe the adoption of these standards will have a material impact on its financial statements.

In July 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. This statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This Statement applies to all entities. It applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and (or) the normal operation of a long-lived asset, except for certain obligations of lessees. This Statement is effective for financial statements issued for fiscal years beginning after June 15, 2002. The Company is evaluating the impact of the adoption of this standard and has not yet determined the effect of adoption on its financial position and results of operations.

In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. The provisions of the statement are effective for financial statements issued for fiscal years beginning after December 15, 2001. The Company is evaluating the impact of the adoption of this standard and has not yet determined the effect of adoption on its financial position and results of operations.

                             PACIFIC FUEL CELL CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                        NOTES TO THE FINANCIAL STATEMENTS
                                DECEMEBR 31, 2001

Note 2.  GOING CONCERN

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern. The Company has incurred losses since inception of $685,543, has a working capital deficit of $11,765 and is reliant on raising capital to initiate their business plan. The Company is under new management and is exploring options to expand operations and raise additional funds through equity and debt financing; however, the Company has no commitment from any party to provide additional capital and there is no assurance that such funding will be available when needed, or if available, that its terms will be favorable or acceptable to the Company.

The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

Note 3.  LICENSE

The Company signed a licensing agreement on August 28, 2001 with Fullerene for a exclusive worldwide license (excluding Japan) to make, use, and sell fuel cells solely for use in transportation applications. The licensing agreement expires upon the expiration of the underlying patent application, which is 17 years upon the approval of the patent by the United States Patent and Trademark Office. As of the date of the audit report the patent application had not been approved. In exchange, the Company issued 30,100,000 shares of common stock to Fullerene. The asset was recorded at the fair market value of the shares of $451,500.

On September 13, 2001 the Company signed an exclusive worldwide license (excluding Japan) to acquire all intellectual property, present and future, of Winz Co., Ltd. In exchange the Company issued a 2-year option to purchase 1,000,000 shares of its common stock at $0.10 a share. The option was valued at $100,000, which was the fair market value on the date the option was issued. The acquisition of these rights was recorded as stock compensation expense since the rights acquired had no readily determinable fair market value.

Note 4.  LOSS ON ASSET IMPAIRMENT

On March 12, 1999, the Company entered into an agreement to purchase the domain name "RadioTower.com" in exchange for 9,750,000 shares of restricted common stock at a fair value of $65,000, which approximates the predecessor's cost of the asset. The Company utilized the domain name for its own internet portal that provided free online

                             PACIFIC FUEL CELL CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                        NOTES TO THE FINANCIAL STATEMENTS
                                DECEMEBR 31, 2001

directories of live radio stations. This transaction had been accounted for as the purchase of a domain asset. During the year ended December 31, 2000, the Company determined that the carrying value of the asset exceeded its' fair value and, accordingly, a loss of $54,167 was recorded, which represents the excess of fair value over the carrying value.

The Company entered into an Option to Purchase agreement on June 4, 1998, to acquire the rights to mineral property claims located in the Liard Mining Division, British Columbia. The Company advanced $5,000 to evaluate the property's potential. Additional funding was not advanced and the agreement expired during 1998. The investment of $5,000 was charged to expense as a loss on asset impairment for the period ending December 31, 1998.

Note 5.  STOCKHOLDERS' EQUITY

During the period May 5, 1998 (inception) to December 31, 1998 the following equity transactions occurred:

     - Issued 3,000,000 shares of common stock to various investors for cash of $20,000 in a private placement pursuant to Regulation D, Rule 504. Issuance costs were $1,882.

     - Issued 2,250,000 shares of common stock for repayment of advances aggregating $15,000.

During the year ended December 31, 1999 the following equity transactions occurred:

     - Issued 9,750,000 shares of common stock in consideration for the domain asset and domain name RadioTower.com. These shares were valued at $65,000, which was the fair market value of the shares on the date the shares were issued.

     - Issued 3,750,000 shares of common stock to various investors for cash of $25,000 in a private placement pursuant to Regulation D, Rule 504

     - Stock subscriptions for 2,850,000 shares of common stock were accepted for cash of $19,000 pursuant to Regulation S. These shares were issued during February 2000.

     - Stock subscriptions for 1,650,000 shares of common stock were accepted in exchange for unpaid wages of $11,000 pursuant to Regulation S. These shares were issued during February 2000.


Effective June 20, 2000, the Company approved a 3 for 2 forward stock split of its common shares. All share and per share amounts have been retroactively restated to give effect to this split.

During the year ended December 31, 2001 the following equity transactions occurred:

                             PACIFIC FUEL CELL CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                        NOTES TO THE FINANCIAL STATEMENTS
                                DECEMEBR 31, 2001

     - Issued 30,100,000 shares of common stock in exchange for a license agreement (Note 3). One of the conditions in the license agreement was that certain shareholders had to surrender 2,000,000 shares of common stock for cancellation.

     - Issued 6,000,000 shares of common stock for cash of $6,000. Because the stock was issued below its fair market value on the date the agreement was reached the Company recognized compensation expense of $84,000.

     - Issued 520,000 shares of common stock at $0.10 a share for cash of $52,000.

     - Recorded stock compensation expense of $100,000 related to a licensing agreement (Note 3).

     -    Issued   1,070,000  shares  of  common  stock  in  exchange  for  debt forgiveness of $101,050.

     - Shareholders of the Company converted $179,610 of liabilities into contributed capital.

Note 6.  RELATED PARTY TRANSACTIONS

During the period from May 5, 1998 (inception) to December 31, 1998, business associates of the sole officer and director of the Company ("sole officer"), advanced to the Company $15,000. The funds were used to pay for management fees, a legal retainer and to reduce the other payable to a related party. The sole officer's associates were repaid through the issuance of 2,250,000 shares.

During the period from May 5, 1998 (inception) to December 31, 2001 shareholders of the Company loaned to the Company an aggregate of $225,462. During the year ended December 31, 2000 the Company converted these advances into promissory notes, bearing interest at 9% and due on June 30, 2001. The face value of the promissory notes includes accrued interest of $12,684. During 2001 $101,050 was converted into common stock and $179,610 was converted into contributed capital.

During the year ended December 31, 2001 the Company received proceeds of $2,083 from Fullerene. The operating advances are non-interest bearing.

The Company is receiving office space on a rent-free basis from an officer of the Company. Rent expense has not been recorded since the amount is considered immaterial.

Note 7.  INCOME TAXES

The Company accounts for income taxes under SFAF No. 109, "Accounting for Income Taxes", which requires use of the liability method. SFAS No. 109 provides that deferred tax assets and liabilities are recorded based on the differences between the tax bases of assets and liabilities and their carrying amounts for financial reporting purposes, referred

                             PACIFIC FUEL CELL CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                        NOTES TO THE FINANCIAL STATEMENTS
                                DECEMEBR 31, 2001

to as temporary differences. Deferred tax assets and liabilities at the end of each period are determined using the currently enacted tax rates applied to taxable income in the periods in which the deferred tax assets and liabilities are expected to be settled or realized. The types of temporary differences between the tax basis of assets and their financial reporting amounts that give rise to a significant portion of the deferred tax asset are as follows:

                                               Reconciling          Tax
                                                   Item            Effect
                                               -----------        --------

Net operating loss carryforward:                $685,000          $230,000
                                                ========          ========

The net operating loss carry forward will expire through 2021. The deferred tax asset has been fully reserved at December 31, 2001.

The change in the valuation allowance for the deferred tax asset during the year ended December 31, 2001 was $96,000.

Note 8.  SUBSEQUENT EVENT

Subsequent to December 31, 2001 the Company sold 1,000,000 shares of common stock for net proceeds of $46,819.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

     The directors and officers of the Company as of the date of this Report are as follows:

     Name               Age                   Position
----------------        ---            ------------------------

George Suzuki            57            President, Director

Ken K. Inouye            57            Secretary, Treasurer,
                                       Director

William Potts            58            Director

     Directors are elected for one-year terms or until the next annual meeting of shareholders and until their successors are duly elected and qualified. Our officers are appointed by our Board of Directors and serve at the pleasure of the Board, subject to any rights under employment agreements.

     There are no family relationships among the officers and directors. There is no arrangement or understanding between us (or any of our directors or officers) and any other person pursuant to which such person was or is to be selected as a director or officer.

Resumes

     George Suzuki, assumed his positions with us upon effectiveness of the Fullerene Agreement in August 2001. In addition to his positions with us, since January 1991, Mr. Suzuki has been CEO of Beltec Industries, Inc., Tustin, CA, a privately held company engaged in the sale of air purification systems. Also, from August 1986 through September 1996, Mr. Suzuki was President of Unibell International Co. Ltd., Tustin, CA, a privately held real estate company engaged in land development and investment. Mr. Suzuki is expected to devote approximately 90% of his business time to our business affairs.

     Ken K. Inouye, assumed his positions with us upon effectiveness of the Fullerene Agreement in August 2001. In addition to his positions with us, since 1979 Mr. Inouye has been CEO of Advanced American Technology, Inc., Los Angeles, CA, a privately held technology consulting firm. Mr. Inouye is expected to devote approximately 50% of his business time to our business affairs.

     William A. Potts, assumed his positions with us upon effectiveness of the Fullerene Agreement in August 2001. Since February 1995, Mr. Potts has been President and Chief Operating Officer of Sungard/DML, Inc., New York, NY, a publicly held computer software and services company. Mr. Potts received a Bachelor of Science degree from the Rochester Institute of Technology in 1967. Mr. Potts is expected to devote only such time as necessary to our business, which time is not expected to exceed 5% of his business time.

     Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers, directors and person who own more than 10% of the Company's Common Stock to file reports of ownership and changes in ownership with the Securities and Exchange Commission. All of the aforesaid persons are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file. During the fiscal year ended December 31, 2001, the Company experienced changes in management. From a review of our files, it appears that no reports required to be filed have been so filed. However, there have been no changes in the securities holdings of any member of our management.

ITEM 10.  EXECUTIVE COMPENSATION.

Remuneration

     The following table reflects all forms of compensation for services to the Company for the years ended December 31, 2001 and 1999 of the then chief executive officer of the Company, as well as those persons who received in excess of $100,000 in annual compensation from the Company during the aforesaid time.

                           SUMMARY COMPENSATION TABLE

                                              Long Term Compensation
                                           ----------------------------
                    Annual Compensation           Awards        Payouts
                  ------------------------ -------------------  -------
                                                    Securities
                                   Other               Under-              All
Name                               Annual  Restricted  lying              Other
and                                Compen-    Stock   Options/    LTIP   Compen-
Principal         Salary   Bonus   sation    Award(s)   SARs    Payouts   sation
Position    Year    ($)     ($)      ($)       ($)      (#)       ($)      ($)
----------- ----  ------   -----   -------  --------- -------   -------  -------

George Suzuki,(1)
Chairman,
President,
Secretary/
Treasurer   2001    none     none     none      none     none     none     none

-------------------
                                                                              28

(1) Mr. Suzuki assumed his position as our President in August 2001. Prior, Michael Levine was our President. Mr. Levine received no compensation for his services to us during his tenure.

     We have adopted a policy whereby we reimburse officers and directors for out of pocket expenses incurred by each of them in the performance of their relevant duties. However, we did not reimburse any officer or director for any such expenses during the fiscal year ended December 31, 2001.

     We have no stock plan for employees, but may adopt one in the future.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The table below lists the beneficial ownership of the Company's voting securities by each person known by the Company to be the beneficial owner of more than 5% of such securities, as well as by all directors and officers of the issuer, as of the date of this Report. Unless otherwise indicated, the shareholders listed possess sole voting and investment power with respect to the shares shown.

                                                          Percent
Name and Address of           Amount and Nature of          of
Beneficial Owner              Beneficial Ownership         Class
----------------              --------------------        -------
Fullerene USA, Inc.                30,100,000(1)           50.2%
120 N. Almont Drive
Suite 3
Beverly Hills, CA

Stephen G. Godwin                   6,000,000(1)           10.0%
120 N. Almont Drive
Suite 3
Beverly Hills, CA 90211

All Directors and                  30,100,000(1)           50.2%
Executive Officers
Officers as a Group
(3 persons)
-----------------------------

(1) Messrs. Suzuki and Inouye, two of our officers and each of whom is a director, each own 29.1% of Fullerene's issued and outstanding common stock. Further, in addition to the 6 million shares owned by Mr. Godwin referenced above, he owns approximately 9.1% interest in Fullerene USA, Inc.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Effective August 2001, we acquired an exclusive worldwide license (except for Japan) in proprietary fuel cell technology (including certain future acquired intellectual property) for use in transportation applications (the "Assets") from Fullerene USA, Inc.("Fullerene"), a privately held Nevada corporation. In exchange for the Assets, we issued 30,100,000 "restricted" common shares, equal to ownership of approximately 51% of our outstanding shares at the time of the acquisition. Messrs. Suzuki and Inouye, our two officers, are principal shareholders of Fullerene. They assumed their positions with us after the closing of this acquisition. As part of the terms of this Agreement, certain members of our management at that time surrendered an aggregate of 2,000,000 shares of our Common Stock for cancellation.

     At December 31, 2001, we had an outstanding loan in the amount of $2,083, due to Fullerene, our majority stockholder, which does not accrue interest and is due December 31, 2002.

     In addition, we operate from our principal executive offices at 131 N. Tustin Ave., Suite 100, Tustin, CA 92780, which space is provided on a rent free basis pursuant to a verbal, month to month lease, by George Suzuki, our President and a director. This space consists of 700 square feet of executive office space.

     During the period from May 5, 1998 (inception) to December 31, 2001, certain of our shareholders loaned us an aggregate of $225,462. During the year ended December 31, 2000, we converted these advances into promissory notes, bearing interest at 9% and due on June 30, 2001. The face value of the promissory notes included accrued interest of $12,684. During 2001, $101,050 was converted into 1,070,000 shares of our common stock and $179,610 was converted into contributed capital.

     Except as stated above or as stated elsewhere, no member of management, executive officer or security holder had any direct or indirect interest in any other transaction with us.

                                     PART IV

Item 13.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)      Exhibits
         --------

         2.1*   Corporate Charter

         2.2*   Articles of Incorporation

         2.3*   Amendment of Articles of Incorporation

         2.4*   Bylaws

         2.5**  Amendment to Articles of Incorporation

         10.1**  Agreement between the Company and Fullerene, USA, Inc.

-----------------------
* Filed with the Securities and Exchange Commission in the Exhibits to Form 10-SB filed on November 10, 1999, and are incorporated by reference herein.

** Filed with the Securities and Exchange Commission in the Exhibits to Form 8-K filed on September 6, 2001, and are incorporated by reference herein.

(b)      Reports on Form 8-K
         -------------------

     In the last fiscal quarter of the fiscal year ended December 31, 2001, we did not file any reports on Form 8-K.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 15, 2002.

                                       PACIFIC FUEL CELL CORP.
                                       (Registrant)


                                       By:s/ George Suzuki
                                          --------------------------------
                                          George Suzuki, President


     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on April 15, 2002.



                                       s/ George Suzuki
                                       -----------------------------------
                                       George Suzuki, Director


                                       s/ Ken K. Inouye
                                       -----------------------------------
                                       Ken K. Inouye, Director


                                       -----------------------------------
                                       William Potts, Director