Form 10QSB
period 2002-03-31
PACIFIC FUEL CELL CORP
filed 2002-05-15
CIK 1098578

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB

                             Quarterly Report Under
                       the Securities Exchange Act of 1934

                        For Quarter Ended: March 31, 2002

                         Commission File Number: 0-28031


                             PACIFIC FUEL CELL CORP.
                             -----------------------
        (Exact name of small business issuer as specified in its charter)


                                     Nevada
                                     ------
         (State or other jurisdiction of incorporation or organization)

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

The number of shares of the registrant's only class of common stock issued and outstanding, as of May 14, 2002 was 59,940,000 shares.

                                     PART I

ITEM 1. FINANCIAL STATEMENTS.

     Our unaudited financial statements for the three month period ended March 31, 2002, are attached hereto.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with our unaudited financial statements and notes thereto included herein. In connection with, and because we desire to take advantage of, the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, we caution readers regarding certain forward looking statements in the following discussion and elsewhere in this report and in any other statement made by, or on our behalf, whether or not in future filings with the Securities and Exchange Commission. Forward looking statements are statements not based on historical information and which relate to future operations, strategies, financial results or other developments. Forward looking statements are necessarily based upon estimates and assumptions that are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control and many of which, with respect to future business decisions, are subject to change. These uncertainties and contingencies can affect actual results and could cause actual results to differ materially from those expressed in any forward looking statements made by, or on, our behalf. We disclaim any obligation to update forward looking statements.

     We did not generate any revenues during the three month period ended March 31, 2002. During the three month period ended March 31, 2002, we incurred costs and expenses totaling $3,377 in selling, general and administrative expense. As a result, we incurred a net loss of $(3,232) during the three month period ended March 31, 2002. Because we did not generate any revenues during the three month period ended March 31, 2002, following is our Plan of Operation, rather than a comparison of results of operations.

Plan of Operation

     The need for electric power is constantly increasing in our society every year. At the same time, the burning of fossil fuel is creating a negative environmental impact, which includes global warming and pollution. Management believes that fuel cells can provide affordable, environmentally friendly energy, alleviating both shortages and pollution.

     Our new business is to develop and produce low cost fuel cells for transportation, using our proprietary technology to severely reduce or eliminate the need for platinum as a catalyst. Current technology uses platinum, a precious metal, as the catalyst for hydrogen to separate into a proton and electron. Since platinum is a high cost metal, in very limited production, its use creates a bottleneck, preventing fuel cells from coming down in price even at high volume production. Our method of producing fuel cells is expected to minimize or eliminate the use of platinum. If successful, the result will be low cost fuel cells at high volume production levels. Our licensed fuel cell technology gives us exclusive worldwide rights (except Japan) for all transportation uses. Our intention is to build a prototype which, if it meets expectations, will be placed in production. This will require additional capital.

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

Liquidity and Capital Resources

     At March 31, 2002, we had $38,381 in cash. We had $4,476 in accounts payable. We also had an outstanding loan in the amount of $2,083, due to Fullerene, USA, Inc., our majority stockholder, which does not accrue interest and is due December 31, 2002.

     In order to implement our business plan, we currently estimate that we will require additional funding of approximately $5 million. We anticipate that $2.5 million will be utilized for investment in the target conventional generator company and the balance of $2.5 million for fuel cell development. There can be no assurance that or estimates of this necessary capital will be accurate, or that we will be able to raise these funds, whether through equity financing, debt financing or other sources, or that such funds will be available when needed or on terms acceptable to us. As of the date of this Report, we have no definitive agreement with any investment banking firm, venture capital firm or any other source of funds who has made any commitment to us to provide any funding. Further, any such funding may result in significant dilution to existing stockholders. The inability to obtain sufficient funds from external sources when needed will have a material adverse affect on our, results of operations and financial condition.

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

Inflation

     Although our operations are influenced by general economic conditions, we do not believe that inflation had a material affect on our results of operations during the three month period ended March 31, 2002.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS - None

ITEM 2.  CHANGES IN  SECURITIES.

     During the three month period ended March 31, 2002, we issued 1,000,000 shares of our common stock to one (1) foreign national in exchange for cash consideration of $46,819 (approximately $0.05 per share). We relied upon the exemption from registration provided by Regulation S promulgated under the Securities Act of 1933, as amended, to issue these shares.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES - None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS - None

ITEM 5. OTHER INFORMATION - None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K -

     (a) Exhibits - None

     (b) Reports on Form 8-K. We did not file any reports on Form 8-K during the three month period ended March 31, 2002.

                             PACIFIC FUEL CELL CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                                  BALANCE SHEET
                                 MARCH 31, 2002
                                   (UNAUDITED)


                                     ASSETS

CURRENT ASSETS
   Cash                                                  $      38,381
                                                         -------------
          Total current assets                                  38,381
                                                         -------------

OTHER ASSET
   License                                                     451,500
                                                         -------------

                                                         $     489,881
                                                         =============


                 LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITES
   Accounts payable                                      $      4,476
   Operating advances - related party                           2,083
                                                         ------------

    Total current liabilities                                   6,559
                                                         ------------


STOCKHOLDERS' EQUITY
  Preferred stock, $0.01 par value,
     1,000,000 shares authorized, none outstanding                  -
  Common stock, $0.001 par value,
     200,000,000 shares authorized,
     59,940,000 shares issued                                  59,940
  Additional paid in capital                                1,112,157
  (Deficit) accumulated during the
     development stage                                       (688,775)
                                                         ------------
                                                              483,322
                                                         ------------

                                                         $    489,881
                                                         ============

    The accompanying notes are an integral part of the financial statements.


                             PACIFIC FUEL CELL CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                        Three       Three    For the Period
                                                        months      months     May 5, 1998
                                                        ended       ended    (inception) to
                                                       March 31,   March 31,    March 31,
                                                         2002        2001         2002
                                                      ----------  ----------   ----------
REVENUE                                               $        -  $      781   $    6,172
                                                      ----------  ----------   ----------
COSTS AND EXPENSES
  Selling, general and administrative                      3,377      54,225      446,512
  Stock compensation                                           -           -      195,000
  Amortization                                                 -           -       11,645
  Loss on asset impairment                                     -           -       59,167
  Loss on disposal of property and equipment                   -           -        3,391
                                                      ----------  ----------   ----------
       Total operating expenses                            3,377      54,225      715,715
                                                      ----------  ----------   ----------
OPERATING (LOSS)                                          (3,377)    (53,444)    (709,543)
                                                      ----------  ----------   ----------
OTHER INCOME (EXPENSE)
  Interest expense                                             -           -      (13,359)
  Foreign currency transaction gain (loss)                     -           -         (168)
  Other expense                                              145           -       (1,205)
                                                      ----------  ----------   ----------
                                                             145           -      (14,732)
                                                      ----------  ----------   ----------
NET (LOSS) BEFORE EXTRAORDINARY ITEM                      (3,232)    (53,444)    (724,275)

EXTRAORDINARY ITEM,  Gain on forgiveness of debt net
    of income taxes of $12,070                                 -           -       23,430
                                                      ----------  ----------   ----------
NET (LOSS) BEFORE INCOME TAX (BENEFIT)                    (3,232)    (53,444)    (700,845)

INCOME TAX (BENEFIT)                                           -           -      (12,070)
                                                      ----------  ----------   ----------
NET (LOSS)                                            $   (3,232) $  (53,444)  $ (688,775)
                                                      ==========  ==========   ==========
Per share information:

  Weighted average number
  of common shares outstanding - basic and diluted    59,840,000  23,250,000   18,417,343
                                                      ==========  ==========   ==========
Net (loss) per common share - basic and diluted       $        -  $        -   $    (0.04)
                                                      ==========  ==========   ==========

    The accompanying notes are an integral part of the financial statements.

                             PACIFIC FUEL CELL CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                                                                For the Period
                                                  Three months   Three months     May 5, 1998
                                                     ended           ended      (inception) to
                                                 March 31, 2002  March 31,2001  March 31, 2002
                                                 --------------  -------------  --------------
CASH FLOWS FROM OPERATING ACTIVITIES             $       (8,916) $     (11,033) $     (335,127)
                                                 --------------  -------------  --------------
CASH FLOWS FROM INVESTING ACTIVITIES                          -              -          (9,891)
                                                 --------------  -------------  --------------
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from loans payable - shareholders                  -         10,649         225,462
  Payments on loans payable - shareholders                    -              -          (9,000)
  Proceeds from stock issuances                          46,819              -         166,937
                                                 --------------  -------------  --------------
Net cash provided by financing activities                46,819         10,649         383,399
                                                 --------------  -------------  --------------
              Net increase (decrease) in cash            37,903           (384)         38,381
CASH AT BEGINNING OF PERIOD                                 478            461               -
                                                 --------------  -------------  --------------
CASH AT END OF PERIOD                            $       38,381  $          77  $       38,381
                                                 ==============  =============  ==============

    The accompanying notes are an integral part of the financial statements.

                             PACIFIC FUEL CELL CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                        NOTES TO THE FINANCIAL STATEMENTS
                                 MARCH 31, 2002
                                   (UNAUDITED)

Note 1.  Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. They do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation, have been included in the accompanying unaudited financial statements. Operating results for the periods presented are not necessarily indicative of the results that may be expected for the full year. For further information, refer to the financial statements and notes therto, included in the Company's Form 10-KSB for the year ended December 31, 2001.

Certain amounts have been reclassified in the financial statements for the three months ended March 31, 2001 to conform to the current period's presentation.

Note 2:  Earnings Per Share

The Company calculates net income (loss) per share as required by Statement of Financial Accounting Standards 128, "Earnings per Share." Basic earnings (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares and dilutive common stock equivalents outstanding. During the periods presented, common stock equivalents were not considered, as their effect would be anti-dilutive.

Note 3.  Stockholders' Equity

During the period ended March 31, 2002 the Company issued 1,000,000 shares of its common stock for cash of $46,819.

                                   SIGNATURES


     Pursuant to the requirements of Section 12 of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       PACIFIC FUEL CELL CORP.
                                       (Registrant)

                                       Dated: May 14, 2002



                                       By: s/ Ken Inouye
                                          -------------------------------------
                                          Ken Inouye, Secretary & Treasurer