Form 10QSB
period 2002-06-30
PACIFIC FUEL CELL CORP
filed 2002-08-13
CIK 1098578

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB

                             Quarterly Report Under
                       the Securities Exchange Act of 1934

                        For Quarter Ended: June 30, 2002

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

The number of shares of the registrant's only class of common stock issued and outstanding, as of August 12, 2002 was 59,940,000 shares.

                                     PART I

ITEM 1. FINANCIAL STATEMENTS.

     Our unaudited financial statements for the six month period ended June 30, 2002, are attached hereto.

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

     We did not generate any revenues during the six month period ended June 30, 2002. During the six month period ended June 30, 2002, we incurred costs and expenses totaling $17,964 in selling, general and administrative expense. In addition, as discussed in our prior reports filed with the SEC pursuant to the Securities Exchange Act of 19343, as amended, we signed a license agreement on August 28, 2001 with Fullerene USA, Inc. ("Fullerene") for an exclusive worldwide license (except for Japan), to make, use and sell fuel cells sole for use in transportation applications. This license agreement expires upon the expiration of the underlying patent pending application, which is 17 years upon the approval of the patent by the US Patent and Trademark Office. During the three month period ended June 30, 2002, our management determined that the asset was impaired and, accordingly, we recorded a loss on impairment of $451,000. We based this decision on the uncertainty of being able to raise sufficient capital in a timely manner to develop this fuel cell technology.

     As a result, we incurred a net loss of $(468,814) during the six month period ended June 30, 2002 ($.01 per share), compared to a net loss of $(55,582) for the similar period in 2001. Because we did not generate any revenues during the six month period ended June 30, 2002, following is our Plan of Operation, rather than a comparison of results of operations.

Plan of Operation

     The need for electric power is constantly increasing in our society every year. At the same time, the burning of fossil fuel is creating a negative environmental impact, which includes global warming and pollution. Management believes that fuel cells can provide affordable, environmentally friendly energy, alleviating both shortages and pollution.

     Our new business is to develop and product low cost fuel cells for transportation, using our proprietary technology to severely reduce or eliminate the need for platinum as a catalyst. Current technology uses platinum, a precious metal, as the catalyst for hydrogen to separate into a proton and electron. Since platinum is a high cost metal, in very limited production, its use creates a bottleneck, preventing fuel cells from coming down in price even at high volume production. Our method of producing fuel cells is expected to minimize or eliminate the use of platinum. If successful, the result will be low cost fuel cells at high volume production levels. Our licensed fuel cell technology gives us exclusive worldwide rights (except Japan) for all transportation uses. Our intention is to build a prototype which, if it meets expectations, will be placed in production. This will require additional capital.

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

Liquidity and Capital Resources

     At June 30, 2002, we had $25,357 in cash. We had $8,117 in accounts payable.

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

Inflation

     Although our operations are influenced by general economic conditions, we do not believe that inflation had a material affect on our results of operations during the six month period ended June 30, 2002.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS - None

ITEM 2. CHANGES IN SECURITIES - None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES - None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS -

     None

ITEM 5. OTHER INFORMATION - None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K -

     (a) Exhibits - None

     (b) Reports on Form 8-K. We did not file any reports on Form 8-K during the six month period ended June 30, 2002.

                             PACIFIC FUEL CELL CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                                  BALANCE SHEET
                                  JUNE 30, 2002
                                   (UNAUDITED)


                                     ASSETS

CURRENT ASSETS
   Cash                                                 $      25,357
                                                        -------------
          Total current assets                                 25,357
                                                        -------------

OTHER ASSET
   License                                                        500
                                                        -------------

                                                        $      25,857
                                                        =============


                 LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITES
   Accounts payable                                     $       8,117
                                                        -------------

    Total current liabilities                                   8,117
                                                        -------------


STOCKHOLDERS' EQUITY
  Preferred stock, $0.01 par value,
     1,000,000 shares authorized, none outstanding                  -
  Common stock, $0.001 par value,
     200,000,000 shares authorized,
     59,940,000 shares issued and outstanding                  59,940
  Additional paid in capital                                1,112,157
  (Deficit) accumulated during the
     development stage                                     (1,154,357)
                                                        -------------
                                                               17,740
                                                        -------------

                                                        $      25,857
                                                        =============

    The accompanying notes are an integral part of the financial statements.

                             PACIFIC FUEL CELL CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                                                    For the Period
                                                                                                      May 5, 1998
                                                        Three months ended      Six months ended    (inception) to
                                                      June 30,    June 30,    June 30,    June 30,     June 30,
                                                        2002        2001        2002        2001        2002
                                                     ----------  ----------  ----------  ----------  -----------
REVENUE                                              $        -  $      528  $        -  $    1,309  $     6,172
                                                     ----------  ----------  ----------  ----------  -----------

COSTS AND EXPENSES
  Selling, general and administrative                    14,587       2,666      17,964      56,891      461,099
  Stock compensation                                          -           -           -           -      195,000
  Amortization                                                -           -           -           -       11,645
  Loss on asset impairment                               51,000           -     451,000           -      510,167
  Loss on disposal of property and equipment                  -           -           -           -        3,391
                                                     ----------  ----------  ----------  ----------  -----------
       Total operating expenses                         465,587       2,666     468,964      56,891    1,181,302
                                                     ----------  ----------  ----------  ----------  -----------

OPERATING (LOSS)                                       (465,587)     (2,138)   (468,964)    (55,582)  (1,175,130)
                                                     ----------  ----------  ----------  ----------  -----------

OTHER INCOME (EXPENSE)
  Interest expense                                            -           -           -           -      (13,359)
  Foreign currency transaction gain (loss)                    -           -           -           -         (168)
  Other income (expense)                                      5           -         150           -       (1,200)
                                                     ----------  ----------  ----------  ----------  -----------
                                                              5           -         150           -      (14,727)
                                                     ----------  ----------  ----------  ----------  -----------
NET (LOSS) BEFORE EXTRAORDINARY ITEM                   (465,582)     (2,138)   (468,814)    (55,582)  (1,189,857)

EXTRAORDINARY ITEM,  Gain on forgiveness of debt,
   net of income taxes of $12,070                             -           -           -           -       23,430
                                                     ----------  ----------  ----------  ----------  -----------

NET (LOSS) BEFORE INCOME TAX (BENEFIT)                 (465,582)     (2,138)   (468,814)    (55,582)  (1,166,427)

INCOME TAX (BENEFIT)                                          -           -           -           -      (12,070)
                                                     ----------  ----------  ----------  ----------  -----------
NET (LOSS)                                           $ (465,582) $   (2,138) $ (468,814) $  (55,582) $(1,154,357)
                                                     ==========  ==========  ==========  ==========  ===========


Per share information:

  Weighted average number
  of common shares outstanding - basic and diluted   59,940,000  23,250,000  59,890,276  23,250,000  18,721,472
                                                     ==========  ==========  ==========  ==========  ==========

Net (loss) per common share - basic and diluted      $    (0.01) $        -  $    (0.01) $        -  $    (0.06)
                                                     ==========  ==========  ==========  ==========  ==========

    The accompanying notes are an integral part of the financial statements.

                             PACIFIC FUEL CELL CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                                                     For the Period
                                                                       May 5, 1998
                                                  Six months ended   (inception) to
                                                 June 30,   June 30,     June 30,
                                                   2002       2001         2002
                                                ---------  --------  --------------
CASH FLOWS FROM OPERATING ACTIVITIES              (21,940) $(10,972) $     (348,151)
                                                ---------  --------  --------------

CASH FLOWS FROM INVESTING ACTIVITIES                    -         -          (9,891)
                                                ---------  --------  --------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from loans payable - shareholders            -    10,649         225,462
  Payments on loans payable - shareholders              -         -          (9,000)
  Proceeds from stock issuances                    46,819         -         166,937
                                                ---------  --------  --------------
Net cash provided by financing activities          46,819    10,649         383,399
                                                ---------  --------  --------------

         Net increase (decrease) in cash           24,879      (323)         25,357

CASH AT BEGINNING OF PERIOD                           478       461               -
                                                ---------  --------  --------------
CASH AT END OF PERIOD                           $  25,357  $    138  $       25,357
                                                =========  ========  ==============


    The accompanying notes are an integral part of the financial statements.

                             PACIFIC FUEL CELL CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                        NOTES TO THE FINANCIAL STATEMENTS
                                  JUNE 30, 2002
                                   (UNAUDITED)

Note 1.  Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. They do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation, have been included in the accompanying unaudited financial statements. Operating results for the periods presented are not necessarily indicative of the results that may be expected for the full year. For further information, refer to the financial statements and notes therto, included in the Company's Form 10-KSB as of and for the year ended December 31, 2001.

Certain amounts have been reclassified in the financial statements for the three and six months ended June 30, 2001 to conform to the current periods' presentation.

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

Note 3.  Impairment of License

The Company signed a licensing agreement on August 28, 2001 with Fullerene USA, Inc. (Fullerene) for an exclusive worldwide license (excluding Japan) to make, use, and sell fuel cells solely for use in transportation applications. The licensing agreement expires upon the expiration of the underlying patent application, which is 17 years upon the approval of the patent by the United States Patent and Trademark Office, which is pending. In exchange, the Company issued 30,100,000 shares of common stock to Fullerene. The asset was recorded at the fair market value of the shares of $451,500.

During the quarter ended June 30, 2002 management determined that the asset was impaired and, accordingly, has recorded a loss on impairment of $451,000. The Company based their decision on the uncertainty of being able to raise sufficient capital in a timely manner to develop the fuel cell technology.

                                   SIGNATURES


     Pursuant to the requirements of Section 12 of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          PACIFIC FUEL CELL CORP.
                                          (Registrant)

                                          Dated: August 13, 2002



                                          By: s/Ken Inouye
                                             ----------------------------------
                                             Ken Inouye, Secretary & Treasurer