Form 10QSB
period 2002-09-30
PACIFIC FUEL CELL CORP
filed 2002-11-12
CIK 1098578

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB

                             Quarterly Report Under
                       the Securities Exchange Act of 1934

                      For Quarter Ended: September 30, 2002

                        Commission File Number: 000-28031


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

The number of shares of the registrant's only class of common stock issued and outstanding, as of November 11, 2002 was 61,940,000 shares.

                                     PART I

ITEM 1. FINANCIAL STATEMENTS.

     Our unaudited financial statements for the three and nine month periods ended September 30, 2002, are attached hereto.

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

     We did not generate any revenues during the nine month period ended September 30, 2002. During the nine month period ended September 30, 2002, we incurred costs and expenses totaling $514,718, including $45,754 in operating expenses during the three month period ended September 30, 2002. These expenses included selling, general and administrative expense and research and development expense. In addition, as discussed in our prior reports filed with the SEC pursuant to the Securities Exchange Act of 19343, as amended, we signed a license agreement on August 28, 2001 with Fullerene USA, Inc. ("Fullerene") for an exclusive worldwide license (except for Japan), to make, use and sell fuel cells sole for use in transportation applications. This license agreement expires upon the expiration of the underlying patent pending application, which is 17 years upon the approval of the patent by the US Patent and Trademark Office. During our prior quarter, our management determined that the asset was impaired and, accordingly, we recorded a loss on impairment of $451,000. We based this decision on the uncertainty of being able to raise sufficient capital in a timely manner to develop this fuel cell technology.

     As a result, we incurred a net loss of $(514,562) during the nine month period ended September 30, 2002 ($.01 per share), compared to a net loss of $(107,550) (less tha $.01 per share) for the similar period in 2001. Because we did not generate any revenues during the nine month period ended September 30, 2002, following is our Plan of Operation, rather than a comparison of results of operations.

Plan of Operation

     The need for electric power is constantly increasing in our society every year. At the same time, the burning of fossil fuel is creating a negative environmental impact, which includes global warming and pollution. Our management believes that fuel cells can provide affordable, environmentally friendly energy, alleviating both shortages and pollution.

     Our initial business plan is to develop and product low cost fuel cells for transportation. In addition, during the three month period ended September 30, 2002, we expanded our business plan to now include the development and production of low cost fuel cells for personal electronics or other applications requiring small size and longevity of use. We believe that a fuel cell unit can replace conventional batteries because a fuel cell unit should provide longer usage at lower consumer cost.

     We intend to use our proprietary technology to severely reduce or eliminate the need for platinum as a catalyst in both of the aforesaid applications. Current technology uses platinum, a precious metal, as the catalyst for hydrogen to separate into a proton and electron. Since platinum is a high cost metal, in very limited production, its use creates a bottleneck, preventing fuel cells from coming down in price even at high volume production. Our proposed method of producing fuel cells is expected to minimize or eliminate the use of platinum. If successful, the result will be low cost fuel cells at high volume production levels. Our licensed fuel cell technology gives us exclusive worldwide rights (except Japan) for all transportation uses. Our intention is to build a prototype which, if it meets expectations, will be placed in production. This will require additional capital.

     We have also investigated the possibility of using our proprietary fuel cell technology to provide electricity for small commercial establishments and households. Although we do not currently have the rights to utilize our fuel cell technology in this market, we believe that, if we decide to pursue this market, we can acquire such rights from Fullerene on advantageous terms. However, there can be no assurances that we will be able to acquire such rights in the future.

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

     As of the date of this Report, in order to bring about commercialization, we are focused on building a prototype, enhancing product performance, reducing product costs, designing market- ready products, developing volume-manufacturing capability, and building customer and supplier relationships.

     In this regard, in August 2002, we entered into an agreement with the University of California at Riverside to develop a prototype and the work is progressing on schedule. Among other things, the initial term of this agreement runs through February 2003, with an option for us to extend the agreement through August 2003. We agreed to reimburse the University for all costs and expenses incurred, both direct and indirect, in an amount not to exceed $131,266, pursuant to a budget agreed to by the parties. We tendered an initial payment of $70,000 upon execution of the agreement, with a second advance payment of $61,266 due February 27, 2003, if we elect to exercise our option to extend. As of the date of this Report, the University has orally agreed to match our funds. This understanding is in the process of being memorialized as of the date of this Report. In order to allow us to undertake this arrangement, we borrowed funds from Fullerene. See "Liquidity and Capital Resources" below.

     While the University has reserved all rights to any data and information received or developed pursuant to the agreement, we have the right to obtain either an exclusive or non- exclusive license to such data and information, on terms to be negotiated. Provisions also exist in the agreement for joint ownership of such data and information. All information which we provide to the University has been deemed confidential for a period of one (1) year after expiration or termination of the agreement.

     We have also entered into discussions with potential strategic partners to transform our current technology position into market leadership in our target markets. In this regard, we would welcome the opportunity to engage in a joint venture or other relationship with a fuel cell manufacturer or battery company, but as of the date of this Report, no discussions have taken place in this regard and there are no assurances that such discussions or any such agreement will occur in the foreseeable future.

     There are currently several different technologies in use for fuel cell power generation. Each of these processes differ in methodology, suitable scale and efficiency. Our interest (and patent applications) is in the Proton Exchange Membrane (PEM) method which is very suitable for low temperature operation.

     We also intend to acquire additional related intellectual property. However, as of the date of this Report, no definitive agreements to acquire the same have been reached with any third party, other than previously reported.

     Subject to receipt of additional capital, of which there can be no assurance, we are preparing for the 2003 introduction of our first prototype fuel cell.

     We had initially planned to acquire a traditional generator manufacturing company with sales in the $5 to $15 million range during the year ending December 31, 2002, in order to enable the commercialization of our proprietary technology while concurrently introducing our products to what we consider to be an important market segment. However, we have elected to abandon this endeavor at this time due primarily to lack of available capital. We believe that investor capital is difficult to obtain in the current economic climate. Our new direction related to the micro fuel cell market is ready and we do not believe that significant capital investment to sustain research and development of micro fuel cells will be required. Further, we also believe that if the results from the University of California at Riverside project are positive and subsequently announced, investment capital may be more easily obtained at that time.

Liquidity and Capital Resources

     At September 30, 2002, we had $5,789 in cash and $50,000 in prepaid expenses. We had $4,297 in accounts payable.

     As stated above, in August 2002, we borrowed the principal sum of $60,000 from Fullerene, our principal shareholder, to allow us to meet our obligations pursuant to the agreement with the University of California at Riverside described above. This note was due in September 2002 and we are now in default under the terms of the note. However, Fullerene has not tendered any demand for us to repay this obligation. The relevant note provides that the loan is interest free and there are no penalties in the event of our default.

     In order to implement our business plan, we currently estimate that we will require additional funding of approximately $5 million. We anticipate that $2.5 million will be utilized for investment in an acquisition or joint venture and the balance of $2.5 million for fuel cell development. There can be no assurance that or estimates of this necessary capital will be accurate, or that we will be able to raise these funds, whether through equity financing, debt financing or other sources, or that such funds will be available when needed or on terms acceptable to us. As of the date of this Report, we have no definitive agreement with any investment banking firm, venture capital firm or any other source of funds who has made any commitment to us to provide any funding. Further, any such funding may result in significant dilution to existing stockholders. The inability to obtain sufficient funds from external sources when needed will have a material adverse affect on our, results of operations and financial condition.

Trends

     We believe that fuel cell development is accelerating in all areas, due to the advantages of low pollution and independence from fossil fuels. Major automobile, industrial and power supply companies are heavily involved in research and development activities of fuel cell technology and many have announced prototypes and commercial models. Fuel cells are being tested by Toyota, Honda and other automobile manufacturers, but commercial acceptance is still not occurring due to what we believe to be lack of low cost production of fuel cell engines and fuel distribution networks. There has been some limited commercialization of stationary fuel cell units, but the micro fuel cell market requires a new technology breakthrough to make the same commercially viable. However, there has not been a major commercial breakthrough, which we attribute to the high cost of the products and the lack of consumer proven reliability.

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

Inflation

     Although our operations are influenced by general economic conditions, we do not believe that inflation had a material affect on our results of operations during the nine month period ended September 30, 2002.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS - None

ITEM 2. CHANGES IN SECURITIES

     During the three month period ended September 30, 2002, we issued 1,500,000 shares of our common stock in favor of a consultant/shareholder in exchange for consulting services. Our obligation under this agreement is for an aggregate of 2,000,000 common shares. These shares were issued at a price of $.03 per share. These shares were registered by us with the Securities and Exchange Commission as part of an S-8 Registration Statement which we filed in August 2002.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES - None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS - None

ITEM 5. OTHER INFORMATION - None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K -

     (a) Exhibits

         99.1 Certification of Financial Statements in accordance with Sarbanes -Oxley Act

     (b) Reports on Form 8-K.

     We did not file any reports on Form 8-K during the three month period ended September 30, 2002.

                             PACIFIC FUEL CELL CORP.
                         (A DEVELOPMENT STAGE COMPANY)
                                  BALANCE SHEET
                               SEPTEMBER 30, 2002
                                  (UNAUDITED)


                                     ASSETS

CURRENT ASSETS
   Cash                                                          $     5,789
   Prepaid expense                                                    50,000
                                                                 -----------
          Total current assets                                        55,789
                                                                 -----------

OTHER ASSET
   License                                                               500
                                                                 -----------
                                                                 $    56,289
                                                                 ===========


                    LIABILITIES AND STOCKHOLDERS' (DEFICIT)

CURRENT LIABILITES
   Accounts payable                                              $     4,297
   Loan payable - related party                                       60,000
                                                                 -----------

    Total current liabilities                                         64,297
                                                                 -----------

STOCKHOLDERS' (DEFICIT)
  Preferred stock, $0.01 par value,
     1,000,000 shares authorized, none outstanding                         -
  Common stock, $0.001 par value,
     200,000,000 shares authorized,
     61,940,000 shares issued and outstanding                         61,940
  Additional paid in capital                                       1,170,157
  Deferred compensation                                              (40,000)
  (Deficit) accumulated during the
     development stage                                            (1,200,105)
                                                                 -----------
                                                                      (8,008)
                                                                 -----------
                                                                 $    56,289
                                                                 ===========

    The accompanying notes are an integral part of the financial statements.


                             PACIFIC FUEL CELL CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                      Three months ended       Nine months ended         For the Period
                                                         September 30,            September 30,            May 5, 1998
                                                   ------------------------  ------------------------     Inception) to
                                                       2002         2001         2002        2001      September 30, 2002
                                                   -----------  -----------  -----------  -----------  ------------------
REVENUE                                            $        --  $        --  $        --  $     1,309  $            6,172
                                                   -----------  -----------  -----------  -----------  ------------------
COSTS AND EXPENSES
  Selling, general and administrative                    5,754          204       23,718       57,095             466,853
  Research and development                              20,000           --       20,000           --              20,000
  Stock compensation                                    20,000       84,000       20,000       84,000             215,000
  Amortization                                              --           --           --           --              11,645
  Loss on asset impairment                                  --           --      451,000           --             510,167
  Loss on disposal of property and equipment                --        3,264           --        3,264               3,391
                                                   -----------  -----------  -----------  -----------  ------------------
       Total operating expenses                         45,754       87,468      514,718      144,359           1,227,056
                                                   -----------  -----------  -----------  -----------  ------------------
OPERATING (LOSS)                                       (45,754)     (87,468)    (514,718)    (143,050)         (1,220,884)
                                                   -----------  -----------  -----------  -----------  ------------------
OTHER INCOME (EXPENSE)
  Interest expense                                          --           --           --           --             (13,359)
  Foreign currency transaction gain (loss)                  --           --           --           --                (168)
  Other income (expense)                                     6           --          156           --              (1,194)
                                                   -----------  -----------  -----------  -----------  ------------------
                                                             6           --          156           --             (14,721)
                                                   -----------  -----------  -----------  -----------  ------------------
NET (LOSS) BEFORE EXTRAORDINARY ITEM                   (45,748)     (87,468)    (514,562)    (143,050)         (1,235,605)

EXTRAORDINARY ITEM,  Gain on forgiveness
   of debt, net of income taxes of $12,070                  --       23,430           --       23,430              23,430
                                                   -----------  -----------  -----------  -----------  ------------------
NET (LOSS) BEFORE INCOME TAX (BENEFIT)                 (45,748)     (64,038)    (514,562)    (119,620)         (1,212,175)

INCOME TAX (BENEFIT)                                        --      (12,070)          --      (12,070)            (12,070)
                                                   -----------  -----------  -----------  -----------  ------------------
NET (LOSS)                                         $   (45,748) $   (51,968) $  (514,562) $  (107,550) $       (1,200,105)
                                                   ===========  ===========  ===========  ===========  ==================

Per share information:

  Weighted average number
  of common shares outstanding - basic and diluted  61,495,556   46,914,022   60,425,294   31,224,689         18,992,361
                                                   ===========  ===========  ===========  ===========  =================
Net (loss) per common share - basic and diluted    $        --  $        --  $     (0.01) $        --  $           (0.06)
                                                   ===========  ===========  ===========  ===========  =================

    The accompanying notes are an integral part of the financial statements.


                            PACIFIC FUEL CELL CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                              For the Period
                                                                                May 5, 1998
                                            Nine months ended September 30,   (inception) to
                                                   2002         2001         September 30, 2002
                                                ---------    ---------       ------------------
CASH FLOWS FROM OPERATING ACTIVITIES            $(101,508)   $ (59,983)      $         (427,719)
                                                ---------    ---------       ------------------
CASH FLOWS FROM INVESTING ACTIVITIES                   --           --                   (9,891)
                                                ---------    ---------       ------------------
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from loans payable - shareholders       60,000       10,649                  285,462
  Payments on loans payable - shareholders             --       (9,000)                  (9,000)
  Proceeds from stock issuances                    46,819       58,000                  166,937
                                                ---------    ---------       ------------------
Net cash provided by financing activities         106,819       59,649                  443,399
                                                ---------    ---------       ------------------
              Net increase (decrease) in cash       5,311         (334)                   5,789

CASH AT BEGINNING OF PERIOD                           478          461                       --
                                                ---------    ---------       ------------------
CASH AT END OF PERIOD                           $   5,789    $     127       $            5,789
                                                =========    =========       ==================

    The accompanying notes are an integral part of the financial statements.

                             PACIFIC FUEL CELL CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                        NOTES TO THE FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2002
                                   (UNAUDITED)

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

Certain amounts have been reclassified in the financial statements for the three and nine months ended September 30, 2001 to conform to the current period presentation.

Note 2.  Going Concern

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern. The Company has incurred losses since inception of $1,200,105, has working capital and stockholders' deficits of $8,508, and is reliant on raising capital to initiate their business plan. The Company is exploring options to expand operations and raise additional funds through equity and debt financing; however, the Company has no commitment from any party to provide additional capital and there is no assurance that such funding will be available when needed, or if available, that its terms will be favorable or acceptable to the Company.

The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

Note 3:  Earnings Per Share

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

Note 4.  Research and Development

On August 21, 2002 the Company entered into an one-year agreement with the University of California (the "University") to develop a commercially viable fuel cell exploiting the Company's proprietary technology. The Company advanced the University $70,000 for the first phase, which is scheduled to be completed by February 26, 2003.

Research and development costs for the three months ended September 30, 2002 of $20,000 were charged to expenses when incurred. The Company has recorded a prepaid expense of $50,000 as of September 30, 2002 for research and development services to be provided through February 26, 2003.

Note 5.  Loan Payable - Related Party

On August 14, 2002 the Company received a non-interest bearing loan from a related party. The promissory note was due on September 14, 2002, and is delinquent as of the date of this filing.

Note 6.  Stockholders' (Deficit)

On July 27, 2002 the Company entered into a six-month agreement with a former officer of the Company for investor relation services in exchange for 2,000,000 shares of its common stock. These shares were valued at their fair market value of $60,000 on the date the Company agreed to issue the shares. As of September 30, 2002 the Company had recorded $40,000 as deferred compensation for services to be received through January 2003.

                                   SIGNATURES


     Pursuant to the requirements of Section 12 of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        PACIFIC FUEL CELL CORP.
                                        (Registrant)

                                        Dated: November 11, 2002



                                        By:s/Ken Inouye
                                           -------------------------------------
                                           Ken Inouye, Secretary & Treasurer


                                 CERTIFICATIONS


We George Suzuki and Ken Inouye certify that:

     1. We have reviewed this quarterly report on Form 10-QSB of Pacific Fuel Cell Corp.;

     2. Based on our knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on our knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this quarterly report;

     4.   We  are  responsible  for  establishing  and  maintaining   disclosure
          controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and have;

          a. designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b. evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within ninety (90) days of the filing date of this quarterly report (the "Evaluation Date"); and

          c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. We have disclosed, based on our most recent evaluation, to the Registrant's auditors and the Audit Committee of the Registrant's Board of Directors (or persons performing the equivalent function):

          a. all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weakness in internal controls; and

          b. any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal controls; and

     6. We have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Dated:  November 11, 2002                s/George Suzuki
                                         ---------------------------------------
                                         George Suzuki, Chief Executive Officer


Dated: November 11, 2002                 s/Ken Inouye
                                         ---------------------------------------
                                         Ken Inouye, Chief Financial Officer