Form 10KSB
period 2002-12-31
PACIFIC FUEL CELL CORP
filed 2003-04-15
CIK 1098578

U S SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

              -----------------------------------------------------

                                   FORM 10-KSB

              -----------------------------------------------------


         (Mark One)
         [X] Annual Report Pursuant to Section 13 or 15(d) of the Securities
                               Exchange Act of 1934

         [ ] Transitional Report Under Section 13 or 15(d) of the Securities
                               Exchange Act of 1934

                   For the fiscal year ended December 31, 2002

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

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.
                 ---

                          (Continued on Following Page)

State issuer's revenues for its most recent fiscal year. $0.00.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days: $1,367,000 as of April 11, 2003.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of April 11, 2003: 63,440,000 shares of common stock.

Documents incorporated by reference:  None

                                TABLE OF CONTENTS

                            FORM 10-KSB ANNUAL REPORT

                             PACIFIC FUEL CELL CORP.

                                                                            PAGE
                                                                            ----

Facing Page
Index

PART I
Item 1.       Description of Business..........................................4
Item 2.       Description of Property..........................................8
Item 3.       Legal Proceedings................................................8
Item 4.       Submission of Matters to a Vote of Security Holders..............9

PART II
Item 5.       Market for the Registrant's Common Equity and
                  Related Stockholder Matters..................................9
Item 6.       Management's Discussion and Analysis of Financial Condition
                  and Results of Operations...................................10
Item 7.       Financial Statements............................................13
Item 8.       Changes in and Disagreements on Accounting
                  and Financial Disclosure....................................29

PART III
Item 9.       Directors, Executive Officers, Promoters and Control Persons;
                  Compliance with Section 16(a) of the Exchange Act...........29
Item 10.      Executive Compensation..........................................30
Item 11.      Security Ownership of Certain Beneficial Owners and Management..31
Item 12.      Certain Relationships and Related Transactions..................31

PART IV
Item 13.      Exhibits and Reports on Form 8-K................................32
Item 14.      Controls and Procedures.........................................33

SIGNATURES....................................................................34

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS.

History

     Pacific Fuel Cell Corp. ("we, "us," "our," or the "Company") was incorporated under the laws of the State of Nevada on May 5, 1998, under the original name "Magnum Ventures Inc." We changed our name on May 18, 1999 to "RadioTower.com, Inc." Thereafter, in August 2001, we changed our name to our current name. We were originally in the mining business and on June 4, 1998, acquired an option to purchase certain mineral claims. However, this was the extent of our operation as a mining company and our involvement in the mining industry. We did not do any testing on or developing of the mineral claims. In March 1999, our board of directors decided to abandon our rights to the mineral claims and not to make any further option payments, resulting in the termination of the option. We ceased all mining industry activities at that time and our board of directors decided to enter into the radio Internet business.

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

     As a result of our inability to generate profits, we elected to cease our aforesaid Internet operations in August 2001. On July 2, 2001, we entered into a definitive agreement with Fullerene which contained various conditions subsequent prior to effectiveness, including completion of due diligence activities and other matters. These conditions were subsequently satisfied. Effective August 28, 2001, we closed an acquisition of certain assets previously owned by Fullerene USA, Inc. ("Fullerene"), a privately held Nevada corporation. The terms of the Fullerene Agreement provide for the Company to acquire an exclusive worldwide license (except for Japan) in Fullerene's proprietary fuel cell technology, including certain future acquired intellectual property, for use in transportation applications (the "Assets"). The licensing agreement expires upon the expiration of the underlying patent application, which is 17 years following the approval of the patent by the US Patent and Trademark Office. As of the date of this Report, the relevant patent application has not yet been approved. In exchange for the Assets, we issued 30,100,000 shares of our "restricted" common stock, equal to ownership of approximately 51% of our then outstanding stock. In conjunction with our new business plan, our shareholders approved an amendment to our Articles of Incorporation, changed our name to "Pacific Fuel Cell Corp.". The number of our authorized common shares was also increased to 200,000,000.

Description of Current Business

     The need for electric power is constantly increasing in our society every year. At the same time, the burning of fossil fuel is creating a negative environmental impact, which includes global warming and pollution. Our management believes that fuel cells can provide affordable, environmentally friendly energy, alleviating both shortages and pollution.

     Our initial business plan was to develop and produce low cost fuel cells for transportation. During 2002, we revised our business plan to emphasize the development and production of low cost fuel cells for personal electronics or other applications requiring small size and longevity of use. We believe that a fuel cell unit can replace conventional batteries because a fuel cell unit should provide longer usage at lower consumer cost. We revised our original business plan as a result of the costs associated with developing transportation related fuel cells, which exceeded our available capital. We may reinstate this original business plan if our current business plan proves successful, of which there can be no assurance.

     We intend to use our proprietary technology to severely reduce or eliminate the need for platinum as a catalyst. Current technology uses platinum, a precious metal, as the catalyst for hydrogen to separate into a proton and electron. Since platinum is a high cost metal in very limited production, it is cost prohibitive, preventing fuel cells from coming down in price even at high volume production. Our proposed method of producing fuel cells is expected to minimize or eliminate the use of platinum. If successful, the result will be low cost fuel cells at high volume production levels. Our licensed fuel cell technology gives us exclusive worldwide rights (except Japan) for all transportation uses. Our intention is to build a prototype which, if it meets expectations, will be placed in production. This will require additional capital, either debt or equity. As of the date of this Report, we have no agreement with any third party to provide us with this additional capital and there can be no assurances that we will be able to obtain such capital on terms favorable to us, or at all.

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

     In this regard, on August 21, 2002, we entered into an agreement with the University of California at Riverside to develop a commercially viable fuel cell prototype. The initial term of this agreement ran through February 2003. In February 2003, we entered into an amendment, extending the term of this agreement through August 2003. We have agreed to reimburse the University for all costs and expenses incurred, both direct and indirect, in an amount not to exceed $131,266, pursuant to a budget agreed to by the parties. We tendered an initial payment of $70,000 upon execution of the agreement, with a second advance payment of $61,266 tendered in March 2003, pursuant to our exercise of our option to extend this agreement. In order to allow us to undertake this arrangement, we borrowed funds from Fullerene. See "Part II, Item, 6, Management's Discussion - Liquidity and Capital Resources" below for the terms applicable to this obligation. We anticipate that the initial prototype will be completed before the end of 2003. If this endeavor is successful, we expect that we will file for patent protection, filing an application with the US Patent and Trademark Office all documentation necessary to patent any new technologies arising out of this relationship.

     While the University has reserved all rights to any data and information received or developed pursuant to the agreement, we have the right to obtain either an exclusive or non-exclusive license to such data and information, on terms to be negotiated. Provisions also exist in the agreement for joint ownership of such data and information. All information which we provide to the University has been deemed confidential for a period of one (1) year after expiration or termination of the agreement.

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

     We had initially planned to acquire a traditional generator manufacturing company with sales in the $5 to $15 million range during the year ended December 31, 2002, in order to enable the commercialization of our proprietary technology while concurrently introducing our products to what we consider to be an important market segment. However, we have elected to abandon this endeavor at this time due primarily to lack of available capital. We believe that investor capital is difficult to obtain in the current economic climate. Our new direction related to the micro fuel cell market is ready and we do not believe that significant capital investment to sustain research and development of micro fuel cells will be required. Further, we also believe that if the results from the University of California at Riverside project are positive and subsequently announced, investment capital may be more easily obtained at that time.

     On September 13, 2001, we entered into an agreement with WINZ Co., Ltd. ("WINZ"), of Japan to acquire an exclusive worldwide license (excluding Japan) in all of WINZ' intellectual property, including any and all future acquired surrounding intellectual property. WINZ manufactures state of the art inverters, which convert direct current into alternating current, thereby allowing fuel cells to power standard household appliances. In consideration for this license, we authorized the issuance of a common stock purchase warrant in favor of WINZ, granting them the right to purchase up to

1,000,000 shares of our common stock at an exercise price of $.10 per share. This warrant expires September 13, 2003.

     In order to implement our business plan, we require additional funding and there is no assurance that adequate funds, whether through equity financing, debt financing or other sources, will be available when needed or on terms acceptable to us. As of the date of this Report, we have no definitive agreement with any investment banking firm, venture capital firm or any other source of funds who has made any commitment to us to provide any funding. Further, any such funding may result in significant dilution to existing stockholders. The inability to obtain sufficient funds from external sources when needed will have a material adverse affect on our results of operations and financial condition.

     In December 2002, we issued 2,000,000 shares of our common stock to two foreign investors at an offering price of $.05 per share. Our common stock was trading at $0.025 at the time of this investment.

Competition

     Our major competitors and their respective products include, but are not limited to, the following:

         COMPANY                       PRODUCT(S)
         ----------------------------  -----------------------------------------

         Anuvu Incorporated            "Carbon-X" PEMs
         Avista Labs                   Residential and small commercial
         Ballard Power Systems         Pressurized PEM's for vehicles, up to
                                                85kw, portable and stationary
         Casio                         PEM fuel cell for PDA
         DCH Technology, Inc.          12W-5kw fuel cell
         Energy Partners, L.C.         Stationary applications
         Hydrogenics                   Back-up power for cellular towers
         H Power                       PEM fuel cell for small portable system
         Hitachi                       PEM fuel cell for notebook computer
         Lynntech                      Direct methanol fuel cell
         Manhattan Science             Portable fuel cells
         MTI Micro Fuel Cells          Micro fuel cells
         NU Element, Inc.              1 kw - 200kw fuel cell
         Nuvera Fuel Cells             0.7kw - 60 kw fuel cell
         Plug Power                    Residential
         Proton Energy Systems, Inc.   Electrolyzers and regenerative
                                                fuel cell systems
         Schatz Energy Research        Automotive, portable
         Superior MicroPowders         Micro MEA

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

     We are a relative newcomer to this group, but, while no assurances can be provided, we believe that our R&D strategy positions us to leapfrog the competition and produce a commercially viable prototype by the second half of 2003 provided that we can raise the necessary capital to allow us to continue our research and development efforts.

Trademarks/Tradenames

     We currently do not have any registered trademarks or tradenames, although we expect this to change as we move towards the commercialization of our technology.

Government Regulations

     We are not subject to any extraordinary governmental regulations relating to our business.

Employees

     As of the date of this Report, we have 2 employees, our current officers. Our operations are non-union. There has been no history of labor strikes or unrest at any of our facilities. We believe that our relations with our employees remains satisfactory. In addition, management believes that the available labor force in the geographic areas where our facilities are located are sufficient to support the expansion anticipated over the next 12 months. If and when we are in the financial position to do so, we intend to hire additional employees in the areas of research and development and marketing.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to our shareholders during the three month period ended December 31, 2002, or subsequent thereto.

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

                                               Bid Price
                                         ---------------------
         Quarter Ended                     High          Low
         -------------                   --------      -------

         March 2002                      $0.126        $0.025
         June 30, 2002                   $0.05         $0.013
         September 2002                  $0.185        $0.013
         December 2002                   $0.145        $0.02

         March 2001                      $0.35         $0.025
         June 2001                       $0.285        $0.03
         September 2001                  $0.23         $0.041
         December 2001                   $0.085        $0.017

     As of April 11, 2002, the closing bid price of our common stock was $0.05.

     (b) Holders. We have approximately 30 holders of record of our common stock as of April 11, 2003, not including those shares held in "street name.".

     (c) Dividends. We did not pay any dividends on our Common Stock during the two years ended December 31, 2002. Pursuant to the laws of the State of Nevada, a corporation may not issue a distribution if, after giving its effect, the corporation would not be able to pay its debts as they became due in the usual course of business, or such corporation's total assets would be less than the sum of their total liabilities plus the amount that would be needed, if the corporation were to be dissolved at the time of the distribution, to satisfy the preferential rights upon dissolution of shareholders whose preferential rights are superior to those receiving the distribution. As a result, management does not foresee that we will have the ability to pay a dividend on our Common Stock in the fiscal year ended December 31, 2003. See "Part II, Item 7, Financial Statements."

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

     We did not generate any revenues during our fiscal years ended December 31, 2002 and 2001 and generated nominal revenues during the fiscal year ended December 31, 2000. During our fiscal years ended December 31, 2002 and 2001, we incurred costs and expenses totaling $578,673 and $256,250, respectively, which included $45,000 and $184,000 in stock based compensation in 2002 and 2001, respectively, as well as $82,673 and $68,859 in selling, general and administrative expense in 2002 and 2001, respectively. Also during our fiscal year ended December 31, 2002, we incurred a loss on asset impairment of $451,000 relevant to a determination by our management that our license agreement with Fullerene was impaired. This decision was based upon the uncertainty of our ability to raise sufficient capital in a timely manner to develop a commercially viable fuel cell technology.

     As a result, we incurred a net loss of $(219,441) during our fiscal year ended December 31, 2001 ($0.01 per share), as compared to a net loss of $(579,912) during our fiscal year ended December 31, 2002 ($0.01 per share). Because we did not generate any revenues during the years ended December 31, 2002 and 2001, following is our Plan of Operation, rather than a comparison of results of operations.

Plan of Operation

     Our initial business plan was to develop and produce low cost fuel cells for transportation. During 2002, we revised our business plan to emphasize the development and production of low cost fuel cells for personal electronics or other applications requiring small size and longevity of use. We believe that a fuel cell unit can replace conventional batteries because a fuel cell unit should provide longer usage at lower consumer cost. We revised our original business plan as a result of the costs associated with developing transportation related fuel cells, which exceeded our available capital. We may reinstate this original business plan if our current business plan proves successful, of which there can be no assurance.

     We intend to use our proprietary technology to severely reduce or eliminate the need for platinum as a catalyst. Current technology uses platinum, a precious metal, as the catalyst for hydrogen to separate into a proton and electron. Since platinum is a high cost metal in very limited production, it is cost prohibitive, preventing fuel cells from coming down in price even at high volume production. Our proposed method of producing fuel cells is expected to minimize or eliminate the use of platinum. If successful, the result will be low cost fuel cells at high volume production levels. Our licensed fuel cell technology gives us exclusive worldwide rights (except Japan) for all transportation uses. Our intention is to build a prototype which, if it meets expectations, will be placed in production. This will require additional capital, either debt or equity. As of the date of this Report, we have no agreement with any third party to provide us with this additional capital and there can be no assurances that we will be able to obtain such capital on terms favorable to us, or at all.

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

     In this regard, on August 21, 2002, we entered into an agreement with the University of California at Riverside to develop a commercially viable fuel cell prototype. The initial term of this agreement ran through February 2003. In February 2003, we entered into an amendment, extending the term of this agreement through August 2003. We have agreed to reimburse the University for all costs and expenses incurred, both direct and indirect, in an amount not to exceed $131,266, pursuant to a budget agreed to by the parties. We tendered an initial payment of $70,000 upon execution of the agreement, with a second advance payment of $61,266 tendered in March 2003, pursuant to our exercise of our option to extend this agreement. In order to allow us to undertake this arrangement, we borrowed funds from Fullerene. See "Part II, Item, 6, Management's Discussion - Liquidity and Capital Resources" below for the terms applicable to this obligation. We anticipate that the initial prototype will be completed before the end of 2003. If this endeavor is successful, we expect that we will file for patent protection, filing an application with the US Patent and Trademark Office all documentation necessary to patent any new technologies arising out of this relationship.

     While the University has reserved all rights to any data and information received or developed pursuant to the agreement, we have the right to obtain either an exclusive or non-exclusive license to such data and information, on terms to be negotiated. Provisions also exist in the agreement for joint ownership of such data and information. All information which we provide to the University has been deemed confidential for a period of one (1) year after expiration or termination of the agreement.

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

     We had initially planned to acquire a traditional generator manufacturing company with sales in the $5 to $15 million range during the year ended December 31, 2002, in order to enable the commercialization of our proprietary technology while concurrently introducing our products to what we consider to be an important market segment. However, we have elected to abandon this endeavor at this time due primarily to lack of available capital. We believe that investor capital is difficult to obtain in the current economic climate. Our new direction related to the micro fuel cell market is ready and we do not believe that significant capital investment to sustain research and development of micro fuel cells will be required. Further, we also believe that if the results from the University of California at Riverside project are positive and subsequently announced, investment capital may be more easily obtained at that time.

     On September 13, 2001, we entered into an agreement with WINZ Co., Ltd. ("WINZ"), of Japan to acquire an exclusive worldwide license (excluding Japan) in all of WINZ' intellectual property, including any and all future acquired surrounding intellectual property. WINZ manufactures state of the art inverters, which convert direct current into alternating current, thereby allowing fuel cells to power standard household appliances. In consideration for this license, we authorized the issuance of a common stock purchase warrant in favor of WINZ, granting them the right to purchase up to 1,000,000 shares of our common stock at an exercise price of $.10 per share. This warrant expires September 13, 2003.

     In order to implement our business plan, we require additional funding and there is no assurance that adequate funds, whether through equity financing, debt financing or other sources, will be available when needed or on terms acceptable to us. As of the date of this Report, we have no definitive agreement with any investment banking firm, venture capital firm or any other source of funds who has made any commitment to us to provide any funding. Further, any such funding may result in significant dilution to existing stockholders. The inability to obtain sufficient funds from external sources when needed will have a material adverse affect on our results of operations and financial condition.

Liquidity and Capital Resources

     At December 31, 2002, we had $100,822 in cash. We had $3,785 in accounts payable, plus $4,495 in accounts payable to an affiliate. We also had an outstanding loan in the amount of $53,100, due to Fullerene, USA, Inc., our majority stockholder. In regard to this loan, we originally received an unsecured, non-interest bearing loan for $60,000 which was due September 14, 2002. On December 5, 2002, this note was cancelled with the consent of Fullerene and replaced with a note extending the due date to August 14, 2004.

     In order to implement our business plan, we currently estimate that we will require additional funding of approximately $5 million. We anticipate that we will require the balance of $2.5 million for fuel cell development, with the balance of $2.5 million to be utilized for application of fuel cells to the transportation application and working capital. There can be no assurance that or estimates of this necessary capital will be accurate, or that we will be able to raise these funds, whether through equity financing, debt financing or other sources, or that such funds will be available when needed or on terms acceptable to us. As of the date of this Report, we have no definitive agreement with any investment banking firm, venture capital firm or any other source of funds who has made any commitment to us to provide any funding. Further, any such funding may result in significant dilution to existing stockholders. The inability to obtain sufficient funds from external sources when needed will have a material adverse affect on our, results of operations and financial condition.

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

     We expect that interest in fuel cells by the general public, government and the private sector will continue to grow, leading to increased acceptance of fuel cells, along with increased competition. However, while no assurances can be provided, we believe that the anticipated increased acceptance of fuel cell technology may make it easier for us to raise the additional capital necessary for us to implement our business plan and develop our prototype.

Inflation

     Although our operations are influenced by general economic conditions, we do not believe that inflation had a material affect on our results of operations during 2002.

ITEM 7.  FINANCIAL STATEMENTS

                             PACIFIC FUEL CELL CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                                TABLE OF CONTENTS

                                                                            Page

         Report of Independent Auditors                                        1

         Balance Sheet                                                         2

         Statements of Operations                                              3

         Statement of Changes in Stockholders' Equity                          4

         Statements of Cash Flows                                              5

         Notes to Financial Statements                                      6-14

                         REPORT OF INDEPENDENT AUDITORS

Shareholders and Board of Directors
Pacific Fuel Cell Corp.

We have audited the accompanying balance sheet of Pacific Fuel Cell Corp. (a development stage company) as of December 31, 2002, and the related statements of operations, changes in stockholders' equity, and cash flows for the years ended December 31, 2002 and 2001, and the period from May 5, 1998 (inception) to December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Pacific Fuel Cell Corp. (a development stage company) as of December 31, 2002, and the results of its operations, and its cash flows for the years ended December 31, 2002 and 2001, and the period from May 5, 1998 (inception) to December 31, 2002 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has incurred significant losses from operations and is reliant on raising capital to initiate its business plan. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also discussed in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

s/Stark Winter Schenkein & Co., LLP

Denver, Colorado
March 26, 2003

                                        1

                             PACIFIC FUEL CELL CORP.
                         (A DEVELOPMENT STAGE COMPANY)
                                  BALANCE SHEET
                                DECEMBER 31, 2002

                                     ASSETS

CURRENT ASSETS
  Cash                                                              $   100,822
  Prepaid expense                                                        20,000
                                                                    -----------
                      Total current assets                              120,822
                                                                    -----------

  LICENSE                                                                   500
                                                                    -----------

                                                                    $   121,322
                                                                    ===========


                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                                                  $     3,785
  Accounts payable - related party                                        4,495
                                                                    -----------

                      Total current liabilities                           8,280
                                                                    -----------

LOAN PAYABLE - RELATED PARTY                                             53,100
                                                                    -----------

STOCKHOLDERS' EQUITY
  Preferred stock, $0.01 par value,
     1,000,000 shares authorized, none outstanding                           --
  Common stock, $0.001 par value, 200,000,000
    shares authorized, 63,440,000 shares issued                          63,440
  Additional paid in capital                                          1,261,957
  (Deficit) accumulated during the development stage                 (1,265,455)
                                                                    -----------
                                                                         59,942
                                                                    -----------

                                                                    $   121,322
                                                                    ===========

    The accompanying notes are an integral part of the financial statements.

                            PACIFIC FUEL CELL CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS

                                                                                           FOR THE PERIOD
                                                           YEAR ENDED     YEAR ENDED         MAY 5, 1998
                                                          DECEMBER 31,    DECEMBER 31,     (INCEPTION) TO
                                                              2002           2001         DECEMBER 31, 2002
                                                          ------------    ------------    -----------------
REVENUE                                                   $         --    $      1,309    $           6,172
                                                          ------------    ------------    -----------------
COSTS AND EXPENSES
  General and administrative                                    82,673          68,859              525,808
  Stock compensation                                            45,000         184,000              240,000
  Amortization                                                      --              --               11,645
  Loss on asset impairment                                     451,000              --              510,167
  Loss on disposal of property and equipment                        --           3,391                3,391
                                                          ------------    ------------    -----------------
                                                               578,673         256,250            1,291,011
                                                          ------------    ------------    -----------------

OPERATING (LOSS)                                              (578,673)       (254,941)          (1,284,839)
                                                          ------------    ------------    -----------------

OTHER INCOME (EXPENSE)
  Interest expense                                              (1,400)             --              (14,762)
  Foreign currency transaction gain (loss)                          --              --                 (168)
  Other                                                            161              --               (1,186)
                                                          ------------    ------------    -----------------
                                                                (1,239)             --              (16,116)
                                                          ------------    ------------    -----------------

NET (LOSS) BEFORE EXTRAORDINARY ITEM                          (579,912)       (254,941)          (1,300,955)

EXTRAORDINARY ITEM, Gain on forgiveness of debt, net of
   income taxes of $12,070                                          --          23,430               23,430
                                                          ------------    ------------    -----------------

NET (LOSS) BEFORE INCOME TAX EXPENSE (BENEFIT)                (579,912)       (231,511)          (1,277,525)

INCOME TAXES (BENEFIT)                                              --         (12,070)             (12,070)
                                                          ------------    ------------    -----------------

NET (LOSS)                                                $   (579,912)   $   (219,441)   $      (1,265,455)
                                                          ============    ============    =================

PER SHARE INFORMATION

WEIGHTED AVERAGE SHARES OUTSTANDING -
        BASIC AND DILUTED                                   60,756,438      35,506,181           18,649,030
                                                          ============    ============    =================

NET (LOSS) PER COMMON SHARE
         (Loss) from operations                           $      (0.01)   $      (0.01)   $           (0.07)
         Extraordinary item                                         --           (0.00)               (0.00)
                                                          ------------    ------------    -----------------
                                                          $      (0.01)   $      (0.01)   $           (0.07)
                                                          ============    ============    =================

    The accompanying notes are an integral part of the financial statements.


                            PACIFIC FUEL CELL CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                MAY 5, 1998 (INCEPTION) THROUGH DECEMBER 31, 2002


                                                                                                           (Deficit)
                                                      Common Stock                          Common        Accumulated
                                                  --------------------    Additional         Stock         During the
                                                     Shares     Amount  Paid in Capital  Subscriptions  Development Stage    Total
                                                  -----------  -------  ---------------  -------------  -----------------  ---------
Issuance of stock for cash at $0.006 per share
  (net of issuance costs)                           3,000,000  $ 3,000  $        15,118  $          --  $              --  $ 18,118

Issuance of stock for repayment of advances
  at $0.007 per share                               2,250,000    2,250           12,750             --                 --    15,000

Net (loss) for the period                                  --       --               --             --            (31,065)  (31,065)
                                                  -----------  -------  ---------------  -------------  -----------------  --------
Balance at December 31, 1998                        5,250,000    5,250           27,868             --            (31,065)    2,053
                                                  -----------  -------  ---------------  -------------  -----------------  --------
Issuance of stock for purchase of domain
  name at $0.007 per share                          9,750,000    9,750           55,250             --                 --    65,000

Issuance of stock for
  cash at $0.007 per share                          3,750,000    3,750           21,250             --                 --    25,000

Issuance of stock subscriptions for
  cash at $0.007 per share                                 --       --               --         19,000                 --    19,000

Issuance of stock subscriptions as
  payment of wages at $0.007 per share                     --       --               --         11,000                 --    11,000

Net (loss) for the year                                    --       --               --             --           (156,309) (156,309)
                                                  -----------  -------  ---------------  -------------  -----------------  --------
Balance at December 31, 1999                       18,750,000   18,750          104,368         30,000           (187,374)  (34,256)
                                                  -----------  -------  ---------------  -------------  -----------------  --------
Issuance of stock pursuant to stock
   subscriptions                                    4,500,000    4,500           25,500        (30,000)                --        --

Net (loss) for the year                                    --       --               --             --           (278,728) (278,728)
                                                  -----------  -------  ---------------  -------------  -----------------  --------
Balance at December 31, 2000                       23,250,000   23,250          129,868             --           (466,102) (312,984)
                                                  -----------  -------  ---------------  -------------  -----------------  --------
Issuance of stock for license                      30,100,000   30,100          421,400             --                 --   451,500
   agreement at $0.015 per share

Cancellation of common stock as
  condition of license agreement                   (2,000,000)  (2,000)              --             --                 --    (2,000)

Issuance of stock for cash at $0.001 per share      6,000,000    6,000               --             --                 --     6,000

Stock compensation related to issuance
  of stock below fair market value                         --       --           84,000             --                 --    84,000

Stock compensation related to issuance
  of stock warrant to acquire license                      --       --          100,000             --                 --   100,000
Issuance of stock for cash at  $0.10 per share        520,000      520           51,480             --                 --    52,000

Issuance of stock for debt forgiveness
  from shareholders at $0.094 per share             1,070,000    1,070           99,980             --                 --   101,050

Liabilities converted into contributed
  capital                                                  --       --          179,610             --                 --   179,610

Net (loss) for the year                                    --       --               --             --           (219,441) (219,441)
                                                  -----------  -------  ---------------  -------------  -----------------  --------
Balance at December 31, 2001                       58,940,000   58,940        1,066,338             --           (685,543)  439,735
                                                  -----------  -------  ---------------  -------------  -----------------  --------
Issuance of stock for cash at $0.047 per share      1,000,000    1,000           45,819             --                 --    46,819

Issuance of stock for services at $0.03 per share   1,500,000    1,500           43,500             --                 --    45,000

Issuance of stock for cash at $0.05 per share       2,000,000    2,000           98,000             --                 --   100,000

Discount on loan payable - related party
  recorded as contributed capital                          --       --            8,300             --                 --     8,300

Net (loss) for the year                                    --       --               --             --           (579,912) (579,912)
                                                  -----------  -------  ---------------  -------------  -----------------  --------
Balance at December 31, 2002                       63,440,000  $63,440  $     1,261,957  $          --  $      (1,265,455) $ 59,942
                                                  ===========  =======  ===============  =============  =================  ========


    The accompanying notes are an integral part of the financial statements.

                            PACIFIC FUEL CELL CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS

                                                                                                   FOR THE PERIOD
                                                                         YEAR ENDED  YEAR ENDED      MAY 5, 1998
                                                                        DECEMBER 31, DECEMBER 31,  (INCEPTION) TO
                                                                            2002         2001     DECEMBER 31, 2002
                                                                        -----------  -----------  -----------------
OPERATING ACTIVITIES
      Net (loss)                                                        $  (579,912) $  (219,441) $      (1,265,455)
      Adjustments to reconcile net (loss) to net cash
         (used) in operating activities:
             Stock compensation                                              45,000      184,000            240,000
             (Loss) on asset impairment                                     451,000           --            510,167
             Amortization of discount on loan payable - related party         1,400           --              1,400
             Gain on the settlement of debt                                      --       35,500             35,500
             (Loss) on disposal of property and equipment                        --        3,391              3,391
             Amortization and depreciation                                       --           --             12,461
             Interest expense converted to loan payable                          --           --             12,684
      Changes in:
         Prepaid expense                                                    (20,000)          --            (20,000)
         Accounts receivable                                                     --          193                 --
         Accounts payable                                                    (6,375)     (65,358)            34,754
         Accounts payable - related party                                     4,495           --              4,495
                                                                        -----------  -----------  -----------------
              Net cash (used in) operating activities                      (104,392)     (61,715)          (430,603)
                                                                        -----------  -----------  -----------------
INVESTING ACTIVITIES
  Purchase of fixed assets                                                       --           --             (4,891)
  Investment in mineral claims                                                   --           --             (5,000)
                                                                        -----------  -----------  -----------------
              Net cash (used in) investing activities                            --           --             (9,891)
                                                                        -----------  -----------  -----------------
FINANCING ACTIVITIES
  Proceeds from loan payable - related parties                               60,000       12,732            285,462
  Payments on loan payable - related parties                                 (2,083)      (9,000)           (11,083)
  Proceeds from stock sales, net of issuance costs                          146,819       58,000            266,937
                                                                        -----------  -----------  -----------------
              Net cash provided by financing activities                     204,736       61,732            541,316
                                                                        -----------  -----------  -----------------

                       Net increase in cash                                 100,344           17            100,822

CASH AT BEGINNING OF YEAR                                                       478          461                 --

                                                                        -----------  -----------  -----------------
CASH AT END OF YEAR                                                     $   100,822  $       478  $         100,822
                                                                        ===========  ===========  =================
SUPPLEMENTAL CASH FLOW INFORMATION
  Cash paid for interest                                                $        --  $        --  $              --
                                                                        ===========  ===========  =================
  Cash paid for income taxes                                            $        --  $        --  $              --
                                                                        ===========  ===========  =================
SUPPLEMENTAL DISCLOSURE OF SIGNIFICANT NON-CASH
FINANCING AND INVESTING ACTIVITIES

  Discount on loan payable - related party                              $     8,300  $        --  $           8,300
                                                                        ===========  ===========  =================
  Issuance of stock for purchase of license agreement                   $        --  $   451,500  $         451,500
                                                                        ===========  ===========  =================
  Conversion of loans payable, shareholders into contributed capital    $        --  $   179,610  $         179,610
                                                                        ===========  ===========  =================
  Cancellation of 2,000,000 shares at par value                         $        --  $     2,000  $           2,000
                                                                        ===========  ===========  =================
  Issuance of stock for repayment of advances                           $        --  $   101,050  $         116,050
                                                                        ===========  ===========  =================
  Conversion of accrued interest into promissory notes                  $        --  $        --  $          12,684
                                                                        ===========  ===========  =================
  Issuance of stock for purchase of domain asset                        $        --  $        --  $          65,000
                                                                        ===========  ===========  =================

    The accompanying notes are an integral part of the financial statements.

                             PACIFIC FUEL CELL CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                        NOTES TO THE FINANCIAL STATEMENTS
                                DECEMBER 31, 2002


Note 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

Pacific Fuel Cell Corp. (the "Company") was incorporated in the State of Nevada on May 5, 1998. During 1999 the Company purchased the domain name "Radiotower.com" to use as an internet portal that provided free online directories of radio stations. During 2001 the Company abandoned this business plan.

Effective August 3, 2001 the Company acquired a license from Fullerene USA, Inc. ("Fullerene") in exchange for 30,100,000 shares of common stock. Subsequent to this acquisition the Company changed its name to Pacific Fuel Cell Corp. The Company's new business plan entails the development, manufacture, and sale of proton exchange membrane fuel cell technology.

Use of estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Cash and cash equivalents

For purposes of balance sheet classification and the statements of cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Revenue recognition

The Company's recognizes revenue when earned. To date the Company has not generated significant operating revenues.

Research and development

Research and development costs are charged to operations when incurred and are included in general and administrative expenses. For the years ended December 31, 2002 and 2001, and the period May 5, 1998 (inception) to December 31, 2002, the Company incurred research and development costs of $50,000, $-, and $50,000.

Stock-based compensation

The Company accounts for equity instruments issued to employees for services based on the fair value of the equity instruments issued and accounts for equity instruments issued to other than employees based on the fair value of the consideration received or

                             PACIFIC FUEL CELL CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                        NOTES TO THE FINANCIAL STATEMENTS
                                DECEMBER 31, 2002


the fair value of the equity instruments, whichever is more reliably measurable.

The Company accounts for stock based compensation in accordance with Statement of Financial Accounting Standards ("SFAS") 123, "Accounting for Stock-Based Compensation." The provisions of SFAS 123 allow companies to either expense the estimated fair value of stock options or to continue to follow the intrinsic value method set forth in Accounting Principles Board Opinion 25, "Accounting for Stock Issued to Employees" ("APB 25") but disclose the pro forma effects on net income (loss) had the fair value of the options been expensed. The Company has elected to continue to apply APB 25 in accounting for its stock option incentive plans.

Fair value of financial instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2002. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash, accounts payable, and loan payable. Fair values of cash and accounts payable were assumed to approximate carrying values for financial instruments because they are short term in nature, their carrying amounts approximate fair values, and they are payable on demand. The fair value of the Company's long-term debt is estimated based upon the quoted market prices for the same or similar issues or on the current rates available to the Company for debt of the same remaining maturities.

Net (loss) per common share

The Company follows SFAS 128, "Earnings Per Share". Basic earnings (loss) per common share calculations are determined by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the year. Diluted earnings (loss) per common share calculations are determined by dividing net income (loss) by the weighted average number of common shares and dilutive common share equivalents outstanding. During the periods when they are anti-dilutive, common stock equivalents, if any, are not considered in the computation.

Segment information

The Company follows SFAS 131, "Disclosure about Segments of an Enterprise and Related Information". Certain information is disclosed, per SFAS 131, based on the way management organizes financial information for making operating decisions and assessing performance. The Company currently operates in one business segment and will evaluate additional segment disclosure requirements as it expands operations.

                             PACIFIC FUEL CELL CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                        NOTES TO THE FINANCIAL STATEMENTS
                                DECEMBER 31, 2002


Impairment of long-lived assets

The Company periodically reviews the carrying amount of its identifiable intangible assets to determine whether current events or circumstances warrant adjustments to such carrying amounts. If an impairment adjustment is deemed necessary, such loss is measured by the amount that the carrying value of such assets exceeds their fair value. Considerable management judgment is necessary to estimate the fair value of assets; accordingly, actual results could vary significantly from such estimates. Assets to be disposed of are carried at the lower of their financial statement carrying amount or fair value less costs to sell.

Recent Pronouncements

In December 2002, the Financial Accounting Standards Board ("FASB") issued SFAS 148 "Accounting for Stock-Based Compensation--Transition and Disclosure--an amendment of SFAS 123." SFAS 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation from the intrinsic value-based method of accounting prescribed by APB 25. As allowed by SFAS 123, the Company has elected to continue to apply the intrinsic value-based method of accounting, and has adopted the disclosure requirements of SFAS 123. The Company currently does not anticipate adopting the provisions of SFAS 148.

In July 2002, the FASB issued SFAS 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS 146 provides new guidance on the recognition of costs associated with exit or disposal activities. The standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of commitment to an exit or disposal plan. SFAS 146 supercedes previous accounting guidance provided by the EITF Issue No. 94-3 "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." EITF Issue No. 94-3 required recognition of costs at the date of commitment to an exit or disposal plan. SFAS 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. Early application is permitted. The adoption of SFAS 146 by the Company is not expected to have a material impact on the Company's financial position, results of operations, or cash flows.

In April 2002, the FASB issued SFAS 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." Among other things, this statement rescinds FASB Statement No. 4, "Reporting Gains and Losses from Extinguishment of Debt" which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. As a result, the criteria in APB Opinion No. 30, "Reporting the Results of Operations -- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and

                             PACIFIC FUEL CELL CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                        NOTES TO THE FINANCIAL STATEMENTS
                                DECEMBER 31, 2002

Transactions," will now be used to classify those gains and losses. The provisions of SFAS 145 related to the classification of debt extinguishment are effective for years beginning after May 15, 2002. The Company's adoption of SFAS 145 by the Company is not expected to have a material impact on the Company's financial position, results of operations, or cash flows.

In November 2001, the EITF of the FASB issued EITF 01-9 "Accounting for Consideration Given by a Vendor to a Subscriber (Including a Reseller of the Vendor's Products)." EITF 01-9 provides guidance on when a sales incentive or other consideration given should be a reduction of revenue or an expense and the timing of such recognition. The guidance provided in EITF 01-9 is effective for financial statements for interim or annual periods beginning after December 15, 2001. The adoption of EITF 01-9 by the Company did not have a material impact on the Company's financial statements.

In August 2001, the FASB issued SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS 144 provides new guidance on the recognition of impairment losses on long-lived assets with definite lives to be held and used or to be disposed of and also issued the definition of what constitutes a discontinued operation and how the results of a discontinued operation are to be measured and presented. SFAS 144 is effective for fiscal years beginning after December 15, 2001. The adoption of SFAS 144 did not have a material impact on the Company's financial position, results of operations, or cash flows.

In June 2001, the FASB issued SFAS 143, "Accounting for Asset Retirement Obligations." SFAS 143 requires the fair value of a liability for an asset retirement obligation to be recognized in the period that it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. SFAS 143 is effective for fiscal years beginning after June 15, 2002. The adoption of SFAS 143 is not expected to have a material impact on the Company's financial position, results of operations or cash flows.

In June 2001, the FASB issued SFAS 142, "Goodwill and Other Intangible Assets," which provides for non-amortization of goodwill and intangible assets that have indefinite useful lives, annual tests of impairments of those assets and interim tests of impairment when an event occurs that more likely than not has reduced the fair value of such assets. The statement also provides specific guidance about how to determine and measure goodwill impairments, and requires additional disclosure of information about goodwill and other intangible assets. The provisions of this statement are required to be applied starting with fiscal years beginning after December 15, 2001, and applied to all goodwill and other intangible assets recognized in the financial statements at that date. Goodwill and intangible assets acquired after June 30, 2001 will be subject to the non-amortization provisions of the statement. Early application is permitted for entities with fiscal years beginning after March 15, 2001, provided that the first interim financial statements had not been issued previously. The Company's adoption of the provisions

                             PACIFIC FUEL CELL CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                        NOTES TO THE FINANCIAL STATEMENTS
                                DECEMBER 31, 2002

23 of SFAS 142 did not have a material impact on the Company's financial position, results of operations or cash flows.

In June 2001, the FASB issued SFAS 141, "Business Combinations," which is effective for all business combinations initiated after June 30, 2001. SFAS 141 requires companies to account for all business combinations using the purchase method of accounting, recognize intangible assets if certain criteria are met, as well as provide additional disclosures regarding business combinations and allocation of purchase price. The adoption of SFAS 141 did not have a material impact on the Company's financial position, results of operations or cash flows.


Note 2.  GOING CONCERN

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern. The Company has incurred losses since inception of $1,264,455 and is reliant on raising capital to initiate their business plan. In addition, the Company has no revenue generating operations.

The Company has been under new management since August 3, 2001, is participating in a research and development program with the University of California, Riverside, and is in the process of raising additional funds through sales of common stock; however, the Company has no commitment from any party to provide additional capital and there is no assurance that such funding will be available when needed, or if available, that its terms will be favorable or acceptable to the Company.

The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.


Note 3.  LICENSE

The Company signed a licensing agreement on August 28, 2001 with Fullerene for a exclusive worldwide license (excluding Japan) to make, use, and sell fuel cells solely for use in transportation applications. The licensing agreement expires upon the expiration of the underlying patent application, which is 17 years upon the approval of the patent by the United States Patent and Trademark Office. As of the date of the audit report the patent application had not been approved. In exchange, the Company issued 30,100,000 shares of common stock to Fullerene. The asset was recorded at the fair market value of the shares of $451,500 (See Note
7).

On  September  13,  2001 the  Company  signed  an  exclusive  worldwide  license
(excluding

                             PACIFIC FUEL CELL CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                        NOTES TO THE FINANCIAL STATEMENTS
                                DECEMBER 31, 2002

Japan) to acquire all intellectual property, present and future, of Winz Co., Ltd. in exchange for a stock purchase warrant (See Note 6). The acquisition of these rights was recorded as stock compensation expense since the rights acquired had no readily determinable fair market value.


Note 4.  RESEARCH AND DEVELOPMENT AGREEMENT

On August 21, 2002 the Company entered into an one-year agreement with the University of California (the "University") to develop a commercially viable fuel cell exploiting the Company's proprietary technology. The Company advanced the University $70,000 for the first phase, which was completed during February 2003. The Company has charged $50,000 to operations and has recorded a prepaid expense of $20,000 as of December 31, 2002 for research and development services to be provided through February 26, 2003.

During March 2003 the Company advanced the University $61,266 to begin work on the second phase of the research and development agreement.


Note 5.  LOAN PAYABLE - RELATED PARTY

On August 14, 2002 the Company received an unsecured non-interest bearing loan from a related party for $60,000 due September 14, 2002. On December 5, 2002 this note was cancelled and replaced with note extending the due date to August 14, 2004. Due to the fact that the loan was non-interest bearing and has a maturity greater than one year, the loan has been discounted at 7%. The unamortized discount at December 31, 2002 is $6,900.


Note 6.  STOCKHOLDERS' EQUITY

Common stock
------------

During the period May 5, 1998 (inception) to December 31, 1998 the following equity transactions occurred:

     o Issued 3,000,000 shares of common stock to various investors for cash of $20,000 in a private placement pursuant to Regulation D, Rule 504. Issuance costs were $1,882.

     o Issued 2,250,000 shares of common stock for repayment of advances aggregating $15,000.

During the year ended December 31, 1999 the following equity transactions occurred:

                             PACIFIC FUEL CELL CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                        NOTES TO THE FINANCIAL STATEMENTS
                                DECEMBER 31, 2002


     o Issued 9,750,000 shares of common stock in consideration for the domain asset and domain name RadioTower.com. These shares were valued at $65,000, which was the fair market value of the shares on the date the shares were issued.

     o Issued 3,750,000 shares of common stock to various investors for cash of $25,000 in a private placement pursuant to Regulation D, Rule 504.

     o Stock subscriptions for 2,850,000 shares of common stock were accepted for cash of $19,000 pursuant to Regulation S. These shares were issued during February 2000.

     o Stock subscriptions for 1,650,000 shares of common stock were accepted in exchange for unpaid wages of $11,000 pursuant to Regulation S. These shares were issued during February 2000.

During the year ended December 31, 2001 the following equity transactions occurred:

     o Issued 30,100,000 shares of common stock in exchange for a license agreement (Note 3). One of the conditions in the license agreement was that certain shareholders had to surrender 2,000,000 shares of common stock for cancellation.

     o Issued 6,000,000 shares of common stock for cash of $6,000 to a related party. Because the stock was issued below its fair market value on the date the agreement was reached the Company recognized compensation expense of $84,000.

     o Issued 520,000 shares of common stock at $0.10 a share for cash of $52,000. o Recorded stock compensation expense of $100,000 related to a licensing agreement (Note 3).

     o    Issued   1,070,000  shares  of  common  stock  in  exchange  for  debt forgiveness of $101,050.

     o Shareholders of the Company converted $179,610 of liabilities into contributed capital.

During the year ended December 31, 2002 the following equity transactions occurred:

     o    Issued  1,000,000  shares of its  common  stock  for cash  aggregating
          $46,819.

     o Entered into a six-month agreement with a former officer of the Company for investor relation services in exchange for 1,500,000 shares of its common stock. These shares were valued at their fair market value of $45,000 on the date the Company agreed to issue the shares.

     o    Issued  2,000,000  shares of its  common  stock  for cash  aggregating
          $100,000.

     o The Company recorded the original discount on loan payable - related party as a capital contribution of $8,300.

                             PACIFIC FUEL CELL CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                        NOTES TO THE FINANCIAL STATEMENTS
                                DECEMBER 31, 2002


Stock purchase warrant
----------------------

On September 13, 2001 the Company issued a 2-year warrant to purchase up to 1,000,000 shares of common stock at a price of $0.10 per share. The option was valued at $100,000, which was the fair market value on the date the option was issued.


Note 7.  LOSS ON ASSET IMPAIRMENT

The Company entered into an Option to Purchase agreement on June 4, 1998, to acquire the rights to mineral property claims located in the Liard Mining Division, British Columbia. The investment of $5,000 was charged to expense as a loss on asset impairment for the period ended December 31, 1998.

On March 12, 1999, the Company entered into an agreement to purchase the domain name "RadioTower.com" in exchange for 9,750,000 shares of restricted common stock at a fair value of $65,000. During the year ended December 31, 2000, the Company determined that the asset was impaired and, accordingly, recorded a loss on impairment of $54,167.

During the year ended December 31, 2002 management determined that license agreement with Fullerene was impaired and, accordingly, has recorded a loss on impairment of $451,000. The Company based their decision on the uncertainty of being able to raise sufficient capital in a timely manner to develop a commercially viable fuel cell technology.


Note 8.  INCOME TAXES

The Company accounts for income taxes under SFAF 109, "Accounting for Income Taxes", which requires use of the liability method. SFAS 109 provides that deferred tax assets and liabilities are recorded based on the differences between the tax bases of assets and liabilities and their carrying amounts for financial reporting purposes, referred to as temporary differences. Deferred tax assets and liabilities at the end of each period are determined using the currently enacted tax rates applied to taxable income in the periods in which the deferred tax assets and liabilities are expected to be settled or realized.

The types of temporary differences between the tax basis of assets and their financial reporting amounts that give rise to a significant portion of the deferred tax asset are as follows:

                                                Reconciling      Tax
                                                    Item        Effect
                                                -----------    --------
Net operating loss carryforward                   $500,000     $170,000
                                                  ========     ========

                             PACIFIC FUEL CELL CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                        NOTES TO THE FINANCIAL STATEMENTS
                                DECEMBER 31, 2002


The net operating loss carry forward will expire through 2022 and may be limited due to a significant change in ownership during 2001. The deferred tax asset has been fully reserved at December 31, 2002.

The change in the valuation allowance for the deferred tax asset during the year ended December 31, 2002 was $28,000.


Note 9.  RELATED PARTY TRANSACTIONS

During the period from May 5, 1998 (inception) to December 31, 1998, business associates of the sole officer and director of the Company ("sole officer"), advanced the Company $15,000. The funds were used to pay for management fees, a legal retainer and to reduce the other payable to a related party. The sole officer's associates were repaid through the issuance of 2,250,000 shares.

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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

     Our directors and officers as of the date of this Report are as follows:

                Name           Age                    Position
           --------------      ---          -------------------------------

           George Suzuki        58          President, Director

           Ken K. Inouye        58          Secretary, Treasurer, Director

           William Potts        59          Director

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

Resumes

     George Suzuki, assumed his positions with us upon effectiveness of the Fullerene Agreement in August 2001. In addition to his positions with us, since January 1991, Mr. Suzuki has been CEO of Beltec Industries, Inc., Tustin, CA, a privately held company engaged in the sale of air purification systems. Also, from August 1986 through September 1996, Mr. Suzuki was President of Unibell International Co. Ltd., Tustin, CA, a privately held real estate company engaged in land development and investment. Mr. Suzuki devotes approximately 90% of his business time to our business affairs.

     Ken K. Inouye, assumed his positions with us upon effectiveness of the Fullerene Agreement in August 2001. In addition to his positions with us, since 1979 Mr. Inouye has been CEO of Advanced American Technology, Inc., Los Angeles, CA, a privately held technology consulting firm. Mr. Inouye devotes approximately 50% of his business time to our business affairs.

     William A. Potts, assumed his positions with us upon effectiveness of the Fullerene Agreement in August 2001. Since February 1995, Mr. Potts has been President and Chief Operating Officer of Sungard/DML, Inc., New York, NY, a publicly held computer software and services company. Mr. Potts received a Bachelor of Science degree from the Rochester Institute of Technology in 1967. Mr.

Potts devotes only such time as necessary to our business, which time does notexceed 5% of his business time.

     Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers, directors and person who own more than 10% of the Company's Common Stock to file reports of ownership and changes in ownership with the Securities and Exchange Commission. All of the aforesaid persons are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file. During the fiscal year ended December 31, 2002, there were no changes in the securities holdings of any member of our management.

ITEM 10.  EXECUTIVE COMPENSATION.

Remuneration

     The following table reflects all forms of compensation for services to us for the years ended December 31, 2002 and 2001 of our chief executive officer, as well as those persons who received in excess of $100,000 in annual compensation from us during the aforesaid time.

                           SUMMARY COMPENSATION TABLE

                                                Long Term Compensation
                                          ---------------------------------
                    Annual Compensation            Awards           Payouts
                  ----------------------  ------------------------  -------
                                 Other
                                 Annual   Restricted  Securities             All Other
 Name and                        Compen-     Stock    Underlying      LTIP    Compen-
Principal         Salary  Bonus  sation     Award(s)  Options/SARs  Payouts   sation
 Position   Year   ($)     ($)     ($)        ($)         (#)          ($)      ($)
----------  ----  ------  -----  -------  ----------  ------------  -------  ---------
George      2002  $    0  $   0  $     0  $        0       0        $     0  $       0
Suzuki,(1)  2001  $    0  $   0  $     0  $        0       0        $     0  $       0
Chairman,
President,
Secretary/
Treasurer
-----------------

(1) Mr. Suzuki assumed his position as our President in August 2001. Prior, Michael Levine was our President. Mr. Levine received no compensation for his services to us during his tenure.

     We have adopted a policy whereby we reimburse officers and directors for out of pocket expenses incurred by each of them in the performance of their relevant duties. However, we did not reimburse any officer or director for any such expenses during the fiscal year ended December 31, 2002.

     We have no stock plan for employees, but may adopt one in the future.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The table below lists the beneficial ownership of our voting securities by each person known by us to be the beneficial owner of more than 5% of such securities, as well as by all our directors and officers as of the date of this Report. Unless otherwise indicated, the shareholders listed possess sole voting and investment power with respect to the shares shown.

                                                                     Percent
              Name and Address of           Amount and Nature of        of
                Beneficial Owner            Beneficial Ownership      Class
         -------------------------------    ---------------------    -------

         Fullerene USA, Inc.                    30,100,000(1)         47.4%
         120 N. Almont Drive
         Suite 3
         Beverly Hills, CA

         Stephen G. Godwin                       6,000,000(1)          9.5%
         120 N. Almont Drive
         Suite 3
         Beverly Hills, CA 90211

         All Directors and Executive            30,100,000(1)         47.4%
         Officers as a Group (3 persons)

--------------------

(1) Messrs. Suzuki and Inouye, two of our officers and each of whom is a director, each own 29.1% of Fullerene's issued and outstanding common stock. Further, in addition to the 6 million shares owned by Mr. Godwin referenced above, he owns approximately 9.1% interest in Fullerene USA, Inc.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Effective August 2001, we acquired an exclusive worldwide license (except for Japan) in proprietary fuel cell technology (including certain future acquired intellectual property) for use in transportation applications (the "Assets") from Fullerene USA, Inc.("Fullerene"), a privately held Nevada corporation,. In exchange for the Assets, we issued 30,100,000 "restricted" common shares, equal to ownership of approximately 51% of our outstanding shares at the time of the acquisition. Messrs. Suzuki and Inouye, our two officers, are principal shareholders of Fullerene. They assumed their positions with us after the closing of this acquisition. As part of the terms of this agreement, certain members of our management at that time surrendered an aggregate of 2,000,000 shares of our common stock for cancellation.

     At December 31, 2002, we had an outstanding loan in the amount of $53,100, due to Fullerene, USA, Inc., our majority stockholder. In regard to this loan, we originally received an unsecured, non- interest bearing loan for $60,000 which was due September 14, 2002. On December 5, 2002, this note was cancelled with the consent of Fullerene and replaced with a note extending the due date to August 14, 2004.

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

                                     PART IV

Item 13.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)   Exhibits   The following exhibit is attached to this Report
      --------
Exhibit No.       Description
-----------       -----------

    99.2 Certification of Financial Statements in Accordance with Sarbanes-Oxley Act of 2002.

Following are a list of exhibits which we previously filed in other reports which we filed with the SEC, including the exhibit No., description of the exhibit and the identity of the Report where the exhibit was filed.

    2.1*          Corporate Charter
    2.2*          Articles of Incorporation

    2.3*          Amendment of Articles of Incorporation
    2.4*          Bylaws
    2.5**         Amendment to Articles of Incorporation
   10.1**         Agreement between the Company and Fullerene, USA, Inc.
-----------

* Filed with the Securities and Exchange Commission in the Exhibits to Form 10-SB filed on November 10, 1999, and are incorporated by reference herein.

** Filed with the Securities and Exchange Commission in the Exhibits to Form 8-K filed on September 6, 2001, and are incorporated by reference herein.

(b) Reports on Form 8-K

     In the last fiscal quarter of the fiscal year ended December 31, 2002, we did not file any reports on Form 8-K.

ITEM 14.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
------------------------------------------------

     Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports filed under the Securities Exchange Act of 1934 is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

     Within the 90 days prior to the filing date of this report, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. This evaluation was done under the supervision and with the participation of our Principal Executive Officer, who is also our Principal Financial Officer. Based upon that evaluation, they concluded that our disclosure controls and procedures are effective in gathering, analyzing and disclosing information needed to satisfy our disclosure obligations under the Exchange Act.

Changes in Internal Controls
----------------------------

     There were no significant changes in our internal controls or in other factors that could significantly affect those controls since the most recent evaluation of such controls.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 14, 2003.

                                      PACIFIC FUEL CELL CORP.
                                      (Registrant)


                                      By:  s/George Suzuki
                                         --------------------------------------
                                         George Suzuki, President


     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on April 14, 2003.



                                         s/George Suzuki
                                       ----------------------------------------
                                       George Suzuki, Director


                                         s/Ken K. Inouye
                                       ----------------------------------------
                                       Ken K. Inouye, Director


                                       ----------------------------------------
                                       William Potts, Director

                                 CERTIFICATIONS

I, George Suzuki, certify that:

     1. I have reviewed this annual report on Form 10-KSB of Pacific Fuel Cell Corp.;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this annual report;

     4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and have:

          a. designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to me/us by others within those entities, particularly during the period in which this annual report is being prepared;

          b. evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within ninety (90) days of the filing date of this annual report (the "Evaluation Date"); and

          c.   presented  in  this  annual  report  my  conclusions   about  the
               effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. I have disclosed, based on my most recent evaluation, to the Registrant's auditors and the Audit Committee of the Registrant's Board of Directors (or persons performing the equivalent function):

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

     6. I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: April 14, 2003                       s/George Suzuki
                                          --------------------------------------
                                          George Suzuki, Chief Executive Officer


I, Ken K. Inouye, certify that:

     1. I have reviewed this annual report on Form 10-KSB of Pacific Fuel Cell Corp.;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this annual report;

     4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and have:

          a. designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to me/us by others within those entities, particularly during the period in which this annual report is being prepared;

          b. evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within ninety (90) days of the filing date of this annual report (the "Evaluation Date"); and

          c.   presented  in  this  annual  report  my  conclusions   about  the
               effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. I have disclosed, based on my most recent evaluation, to the Registrant's auditors and the Audit Committee of the Registrant's Board of Directors (or persons performing the equivalent function):

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

     6. I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Dated: April 14, 2003                       s/Ken K. Inouye
                                          --------------------------------------
                                          Ken K. Inouye, Chief Financial Officer