Form 10QSB
period 2003-03-31
PACIFIC FUEL CELL CORP
filed 2003-05-13
CIK 1098578

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB

                             Quarterly Report Under
                       the Securities Exchange Act of 1934

                        For Quarter Ended: March 31, 2003

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes
  X   No    .
----    ----

The number of shares of the registrant's only class of common stock issued and outstanding, as of May 12, 2003, was 63,440,000 shares.

                                     PART I

ITEM 1. FINANCIAL STATEMENTS.

     Our unaudited financial statements for the three month period ended March 31, 2003, are attached hereto.

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

     We did not generate any revenues during the three month period ended March 31, 2003. During the three month period ended March 31, 2003, we incurred costs and expenses totaling $34,770 in selling, general and administrative expense. As a result, we incurred a net loss of $(35,702) during the three month period ended March 31, 2003. Because we did not generate any revenues during the three month period ended March 31, 2003, following is our Plan of Operation, rather than a comparison of results of operations.

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

     In this regard, on August 21, 2002, we entered into an agreement with the University of California at Riverside to develop a commercially viable fuel cell prototype. The initial term of this agreement ran through February 2003. In February 2003, we entered into an amendment, extending the term of this agreement through August 2003. We have agreed to reimburse the University for all costs and expenses incurred, both direct and indirect, in an amount not to exceed $131,266, pursuant to a budget agreed to by the parties. The University, through its SMART program, provides matching funds for all direct costs applicable to development of our project, which total $111,954. We tendered an initial payment of $70,000 upon execution of the agreement, with a second advance payment of $61,266 tendered in March 2003, pursuant to our exercise of our option to extend this agreement. In order to allow us to undertake this arrangement, we borrowed funds from Fullerene. See "Part II, Item, 6, Management's Discussion - Liquidity and Capital Resources" below for the terms applicable to this obligation. We anticipate that the initial prototype will be completed before the end of 2003. If this endeavor is successful, we expect that we will file for patent protection, filing an application with the US Patent and Trademark Office all documentation necessary to patent any new technologies arising out of this relationship.

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

Liquidity and Capital Resources

     At March 31, 2003, we had $25,525 in cash and $56,160 in prepaid expenses. We had $3,910 in accounts payable. We also had an outstanding loan in the amount of $54,035, due to Fullerene, USA, Inc., our majority stockholder. In regard to this loan, we originally received an unsecured, non-interest bearing loan for $60,000 which was due September 14, 2002. On December 5, 2002, this note was cancelled with the consent of Fullerene and replaced with a note extending the due date to August 14, 2004.

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

Inflation

     Although our operations are influenced by general economic conditions, we do not believe that inflation had a material affect on our results of operations during the three month period ended March 31, 2003.

ITEM 3.           CONTROLS AND PROCEDURES

     Within 90 days prior to the date of filing of this quarterly report on Form 10-QSB, we carried out an evaluation, under supervision and with the participation of our management, including our CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, our CEO and CFO concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to us required to be included in our periodic SEC filings. Subsequent to the date of that evaluation, there have been no changes in internal controls or in other factors that could significantly affect internal controls, nor were any corrective actions required with regard to significant deficiencies and material weaknesses.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS - None

ITEM 2. CHANGES IN SECURITIES - None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES - None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS - None

ITEM 5. OTHER INFORMATION - None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K -

     (a) Exhibits

         99.3 Certification of Financial Statements in accordance with Sarbanes-Oxley Act

     (b) Reports on Form 8-K.

     We did not file any reports on Form 8-K during the three month period ended March 31, 2003.

                            PACIFIC FUEL CELL CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                                  BALANCE SHEET
                                 MARCH 31, 2003
                                   (UNAUDITED)


                                     ASSETS

CURRENT ASSETS
   Cash                                                             $    25,525
   Prepaid expense                                                       56,160
                                                                    -----------
          Total current assets                                           81,685
                                                                    -----------
OTHER ASSET
   License                                                                  500
                                                                    -----------
                                                                    $    82,185
                                                                    ===========


                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable                                                 $     3,910
                                                                    -----------

LOAN PAYABLE - RELATED PARTY                                             54,035
                                                                    -----------
STOCKHOLDERS' EQUITY
  Preferred stock, $0.01 par value, 1,000,000 shares
     authorized, none outstanding                                            --
  Common stock, $0.001 par value, 20,000,000 shares
     authorized, 63,440,000 shares issued                                63,440
  Additional paid in capital                                          1,261,957
  (Deficit) accumulated during the development stage                 (1,301,157)
                                                                    -----------
                                                                         24,240
                                                                    -----------
                                                                    $    82,185
                                                                    ===========

    The accompanying notes are an integral part of the financial statements.

                            PACIFIC FUEL CELL CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                                       For the Period
                                                        Three months    Three months     May 5, 1998
                                                           ended           ended       (inception) to
                                                       March 31, 2003  March 31, 2002  March 31, 2003
                                                       --------------  --------------  --------------
REVENUE                                                $           --  $           --  $        6,172
                                                       --------------  --------------  --------------

COSTS AND EXPENSES
  Selling, general and administrative                          34,770           3,377         560,578
  Stock compensation                                               --              --         240,000
  Amortization                                                     --              --          11,645
  Loss on asset impairment                                         --              --         510,167
  Loss on disposal of property and equipment                       --              --           3,391
                                                       --------------  --------------  --------------
       Total operating expenses                                34,770           3,377       1,325,781
                                                       --------------  --------------  --------------
OPERATING (LOSS)                                              (34,770)         (3,377)     (1,319,609)
                                                       --------------  --------------  --------------
OTHER INCOME (EXPENSE)
  Interest expense                                               (935)             --         (15,697)
  Foreign currency transaction (loss)                              --              --            (168)
  Other                                                             3             145          (1,183)
                                                       --------------  --------------  --------------
                                                                 (932)            145         (17,048)
                                                       --------------  --------------  --------------
NET (LOSS) BEFORE EXTRAORDINARY ITEM                          (35,702)         (3,232)     (1,336,657)

EXTRAORDINARY ITEM,  Gain on forgiveness of debt net
    of income taxes of $12,070                                     --              --          23,430
                                                       --------------  --------------  --------------
NET (LOSS) BEFORE INCOME TAX (BENEFIT)                        (35,702)         (3,232)     (1,313,227)

INCOME TAX (BENEFIT)                                               --              --         (12,070)
                                                       --------------  --------------  --------------
NET (LOSS)                                             $      (35,702)         (3,232)     (1,301,157)
                                                       ==============  ==============  ==============

PER SHARE INFORMATION

WEIGHTED AVERAGE SHARES OUTSTANDING -
  BASIC AND DILUTED                                        63,440,000     59,840,000      18,880,235
                                                       ==============    ===========  ==============
NET (LOSS) PER COMMON SHARE
  (Loss) from operations                               $        (0.00)         (0.00)          (0.07)
  Extraordinary items                                              --             --            0.00
                                                       --------------    -----------  --------------
                                                                (0.00)         (0.00)          (0.07)
                                                       ==============    ===========  ==============

    The accompanying notes are an integral part of the financial statements.

                             PACIFIC FUEL CELL CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                               For the Period
                                                 Three months    Three months    May 5, 1998
                                                    ended           ended      (inception) to
                                                March 31, 2003  March 31,2002  March 31, 2003
                                                --------------  -------------  --------------
CASH FLOWS FROM OPERATING ACTIVITIES            $      (75,297) $      (8,916) $     (505,900)
                                                --------------  -------------  --------------

CASH FLOWS FROM INVESTING ACTIVITIES                        --             --          (9,891)
                                                --------------  -------------  --------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from loans payable - shareholders                --             --         285,462
  Payments on loans payable - shareholders                  --             --         (11,083)
  Proceeds from stock issuances                             --         46,819         266,937
                                                --------------  -------------  --------------
Net cash provided by financing activities                   --         46,819         541,316
                                                --------------  -------------  --------------

              Net increase (decrease) in cash          (75,297)        37,903          25,525

CASH AT BEGINNING OF PERIOD                            100,822            478              --
                                                --------------  -------------  --------------
CASH AT END OF PERIOD                           $       25,525  $      38,381  $       25,525
                                                ==============  =============  ==============


    The accompanying notes are an integral part of the financial statements.

                            PACIFIC FUEL CELL CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                        NOTES TO THE FINANCIAL STATEMENTS
                                 MARCH 31, 2003
                                   (UNAUDITED)

Note 1.  Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. They do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation, have been included in the accompanying unaudited financial statements. Operating results for the periods presented are not necessarily indicative of the results that may be expected for the full year. For further information, refer to the financial statements and notes therto, included in the Company's Form 10-KSB as of and for the year ended December 31, 2002.

Note 2.  Going Concern

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern. The Company has incurred losses since inception of $1,301,157, and is reliant on raising capital to initiate their business plan. The Company is exploring options to expand operations and raise additional funds through equity and debt financing, however, the Company has no commitment from any party to provide additional capital and there is no assurance that such funding will be available when needed, or if available, that its terms will be favorable or acceptable to the Company.

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

Note 4.  Research and Development

On August 21, 2002 the Company entered into a one-year agreement with the University of California (the "University") to develop a commercially viable fuel cell. The Company has advanced the University $131,266 to fund the project, which had an original completion date of August 26, 2003. The Company and the University entered into an agreement to extend the completion date to February 29, 2004.

Research and development costs for the three months ended March 31, 2003 of $25,106 were charged to expenses when incurred. The Company has recorded a prepaid expense of $56,160 as of March 31, 2003 for research and development services to be provided through February 29, 2004.

                                   SIGNATURES


     Pursuant to the requirements of Section 12 of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       PACIFIC FUEL CELL CORP.
                                       (Registrant)

                                       Dated: May 13, 2003



                                       By:   s/Ken Inouye
                                          --------------------------------------
                                          Ken Inouye, Secretary & Treasurer


                                 CERTIFICATIONS


I, George Suzuki, certify that:

     1. I have reviewed this quarterly report on Form 10-QSB of Pacific Fuel Cell Corp.;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this quarterly report;

     4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and have;

          a. designed such disclosure controls and procedures to ensure that material information relating to the Registrant is made known to me by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b. evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within ninety (90) days of the filing date of this quarterly report (the "Evaluation Date"); and

          c. presented in this quarterly report my conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

     6. I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Dated:  May 13, 2003                        s/George Suzuki
                                          --------------------------------------
                                          George Suzuki, Chief Executive Officer


I, Ken Inouye, certify that:

     1. I have reviewed this quarterly report on Form 10-QSB of Pacific Fuel Cell Corp.;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this quarterly report;

     4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and have;

          a. designed such disclosure controls and procedures to ensure that material information relating to the Registrant is made known to me by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b. evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within ninety (90) days of the filing date of this quarterly report (the "Evaluation Date"); and

          c. presented in this quarterly report my conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

     6. I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Dated:  May 13, 2003                         s/Ken Inouye
                                             -----------------------------------
                                             Ken Inouye, Chief Financial Officer