Form 10QSB
period 2003-06-30
PACIFIC FUEL CELL CORP
filed 2003-08-07
CIK 1098578

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB

                             Quarterly Report Under
                       the Securities Exchange Act of 1934

                        For Quarter Ended: June 30, 2003

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

                                   80-0043875
                                   ----------
                        (IRS Employer Identification No.)

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

The number of shares of the registrant's only class of common stock issued and outstanding as of August 4, 2003, was 63,440,000 shares.

                                     PART I

ITEM 1. FINANCIAL STATEMENTS.

     Our unaudited financial statements for the six month period ended June 30, 2003, are attached hereto.

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

     We did not generate any revenues during the six month period ended June 30, 2003. During the six month period ended June 30, 2003, we incurred costs and expenses totaling $56,430, including $40,422 in research and development costs and $16,008 in selling, general and administrative expense. As a result, we incurred a net loss of $(58,309) during the six month period ended June 30, 2003. Because we did not generate any revenues during the six month period ended June 30, 2003, following is our Plan of Operation, rather than a comparison of results of operations.

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

     In this regard, on August 21, 2002, we entered into an agreement with the University of California at Riverside to develop a commercially viable fuel cell prototype. The initial term of this agreement ran through February 2003. In February 2003, we entered into an amendment, extending the term of this agreement through February 29, 2004. We have agreed to reimburse the University for all costs and expenses incurred, both direct and indirect, in an amount not to exceed $131,266, pursuant to a budget agreed to by the parties. The University, through its SMART program, provides matching funds for all direct costs applicable to development of our project, which total $111,954. We tendered an initial payment of $70,000 upon execution of the agreement, with a second advance payment of $61,266 tendered in March 2003, pursuant to our exercise of our option to extend this agreement. In order to allow us to undertake this arrangement, we borrowed funds from Fullerene. See "Part II, Item, 6, Management's Discussion - Liquidity and Capital Resources" below for the terms applicable to this obligation. Research and development has been advancing and a crude fuel cell prototype has been developed. We anticipate that an acceptable prototype will be completed before the end of 2003. The University is currently in the process of preparing a patent application to protect the fuel cell technology. If issued, we will jointly own the patent with the University. All information which we provide to the University has been deemed confidential for a period of one (1) year after expiration or termination of the agreement.

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

Liquidity and Capital Resources

     At June 30, 2003, we had $21,894 in cash and $40,844 in prepaid expenses. We had $6,620 in accounts payable. We also had an outstanding loan in the amount of $54,986, due to Fullerene, USA, Inc., our majority stockholder. In regard to this loan, we originally received an unsecured, non-interest bearing loan for $60,000 which was due September 14, 2002. On December 5, 2002, this note was cancelled with the consent of Fullerene and replaced with a note extending the due date to August 14, 2004.

     In order to implement our business plan, we currently estimate that we will require additional funding of approximately $5 million. We anticipate that we will require $2.5 million for fuel cell development, with the balance of $2.5 million to be utilized for production facilities and working capital. There can be no assurance that or estimates of this necessary capital will be accurate, or that we will be able to raise these funds, whether through equity financing, debt financing or other sources, or that such funds will be available when needed or on terms acceptable to us. As of the date of this Report, we have no definitive agreement with any investment banking firm, venture capital firm or any other source of funds who has made any commitment to us to provide any funding. Further, any such funding may result in significant dilution to existing stockholders. The inability to obtain sufficient funds from external sources when needed will have a material adverse affect on our, results of operations and financial condition.

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

Inflation

     Although our operations are influenced by general economic conditions, we do not believe that inflation had a material affect on our results of operations during the six month period ended June 30, 2003.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES - None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS - None

ITEM 5. OTHER INFORMATION - None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K -

     (a) Exhibits

         99.4 Certification of Financial Statements in accordance with Sarbanes -Oxley Act

     (b) Reports on Form 8-K.

     We did not file any reports on Form 8-K during the six month period ended June 30, 2003.

                             PACIFIC FUEL CELL CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                                  BALANCE SHEET
                                  JUNE 30, 2003
                                   (UNAUDITED)


                                     ASSETS

CURRENT ASSETS
   Cash                                                              $   21,894
   Prepaid expense                                                       40,844
                                                                     ----------

          Total current assets                                           62,738
                                                                     ----------

OTHER ASSET
   License                                                                  500
                                                                     ----------

                                                                     $   63,238
                                                                     ==========


                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable                                                  $    6,620
                                                                     ----------

LOAN PAYABLE - RELATED PARTY                                             54,986
                                                                     ----------

STOCKHOLDERS' EQUITY
  Preferred stock, $0.01 par value, 1,000,000 shares
     authorized, none outstanding                                            --
  Common stock, $0.001 par value, 200,000,000 shares
     authorized, 63,440,000 shares issued and outstanding                63,440
  Additional paid in capital                                          1,261,957
  (Deficit) accumulated during the development stage                 (1,323,765)
                                                                     ----------
                                                                          1,632
                                                                     ----------

                                                                     $   63,238
                                                                     ==========

    The accompanying notes are an integral part of the financial statements.

                             PACIFIC FUEL CELL CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                                                             For the Period
                                                                                                               May 5, 1998
                                                Three months ended June 30,     Six months ended June 30,    (inception) to
                                                   2003            2002            2003            2002       June 30, 2003
                                               ------------    ------------    ------------    ------------    ------------
REVENUE                                        $         --    $         --    $         --    $         --    $      6,172
                                               ------------    ------------    ------------    ------------    ------------
COSTS AND EXPENSES
  Research and development                           15,317              --          40,422              --          90,422
  Selling, general and administrative                 6,343          14,587          16,008          17,964         491,815
  Stock compensation                                     --              --              --              --         240,000
  Amortization                                           --              --              --              --          11,645
  Loss on asset impairment                               --         451,000              --         451,000         510,167
  Loss on disposal of property and equipment             --              --              --              --           3,391
                                               ------------    ------------    ------------    ------------    ------------
       Total operating expenses                      21,660         465,587          56,430         468,964       1,347,440
                                               ------------    ------------    ------------    ------------    ------------

OPERATING (LOSS)                                    (21,660)       (465,587)        (56,430)       (468,964)     (1,341,268)
                                               ------------    ------------    ------------    ------------    ------------
OTHER INCOME (EXPENSE)
  Interest expense                                     (951)             --          (1,886)             --         (16,648)
  Foreign currency transaction (loss)                    --              --              --              --            (168)
  Other                                                   3               5               7             150          (1,181)
                                               ------------    ------------    ------------    ------------    ------------
                                                       (948)              5          (1,879)            150         (17,997)
                                               ------------    ------------    ------------    ------------    ------------

NET (LOSS) BEFORE EXTRAORDINARY ITEM                (22,608)       (465,582)        (58,309)       (468,814)     (1,359,265)

EXTRAORDINARY ITEM,  Gain on forgiveness of
    debt, net of income taxes of $12,070                 --              --              --              --          23,430
                                               ------------    ------------    ------------    ------------    ------------

NET (LOSS) BEFORE INCOME (TAX) BENEFIT              (22,608)       (465,582)        (58,309)       (468,814)     (1,335,835)

INCOME (TAX) BENEFIT                                     --              --              --              --          12,070
                                               ------------    ------------    ------------    ------------    ------------
NET (LOSS)                                     $    (22,608)   $   (465,582)   $    (58,309)   $   (468,814)   $ (1,323,765)
                                               ============    ============    ============    ============    ============

PER SHARE INFORMATION

WEIGHTED AVERAGE SHARES OUTSTANDING -
  BASIC AND DILUTED                              63,440,000      59,940,000      63,440,000      59,890,276      19,091,525
                                               ============    ============    ============    ============    ============
NET (LOSS) PER COMMON SHARE
  (Loss) from operations                       $      (0.00)   $      (0.01)   $      (0.00)   $      (0.01)   $      (0.07)
  Extraordinary items                                    --              --              --              --            0.00
                                               ------------    ------------    ------------    ------------    ------------
                                               $      (0.00)   $      (0.01)   $      (0.00)   $      (0.01)   $      (0.07)
                                               ============    ============    ============    ============    ============

    The accompanying notes are an integral part of the financial statements.


                             PACIFIC FUEL CELL CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                                                           For the Period
                                                                             May 5, 1998
                                                 Six months ended June 30, (inception) to
                                                     2003         2002      June 30, 2003
                                                  ---------    ---------   --------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net cash flows (used in) operating activities   $ (78,928)   $ (21,940)  $     (509,531)
                                                  ---------    ---------   --------------
CASH FLOWS FROM INVESTING ACTIVITIES
  Net cash flows (used in) investing activities          --           --           (9,891)
                                                  ---------    ---------   --------------
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from loans payable - shareholders             --           --          285,462
  Payments on loans payable - shareholders               --           --          (11,083)
  Proceeds from stock issuances                          --       46,819          266,937
                                                  ---------    ---------   --------------
Net cash provided by financing activities                --       46,819          541,316
                                                  ---------    ---------   --------------
              Net increase (decrease) in cash       (78,928)      24,879           21,894

CASH AT BEGINNING OF PERIOD                         100,822          478               --
                                                  ---------    ---------   --------------
CASH AT END OF PERIOD                             $  21,894    $  25,357   $       21,894
                                                  =========    =========   ==============


    The accompanying notes are an integral part of the financial statements.

                             PACIFIC FUEL CELL CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                        NOTES TO THE FINANCIAL STATEMENTS
                                  JUNE 30, 2003
                                   (UNAUDITED)

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

Note 2.  Going Concern

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern. The Company has incurred losses since inception of $1,323,765, and is reliant on raising capital to initiate their business plan. The Company is exploring options to expand operations and raise additional funds through equity and debt financing, however, the Company has no commitment from any party to provide additional capital and there is no assurance that such funding will be available when needed, or if available, that its terms will be favorable or acceptable to the Company.

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

Note 4.  Research and Development

On August 21, 2002 the Company entered into a one-year agreement with the University of California (the "University") to develop a commercially viable fuel cell. The agreement calls for the Company and the University to provide $131,266 and $111,954, respectively, to fund the project. The Company has advanced the University $131,266 to fund the project, which had an original completion date of August 26, 2003. The Company and the University entered into an agreement to extend the completion date to February 29, 2004.

Research and development costs for the three and six months ended June 30, 2003 of $15,317 and $40,422, respectively, were charged to expenses when incurred. The Company has recorded a prepaid expense of $40,844 as of June 30, 2003 for research and development services to be provided through February 29, 2004.

                                   SIGNATURES

     Pursuant to the requirements of Section 12 of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        PACIFIC FUEL CELL CORP.
                                        (Registrant)

                                        Dated: August 7, 2003



                                        By:s/ Ken Inouye
                                           -------------------------------------
                                           Ken Inouye, Secretary & Treasurer


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


Dated: August 7, 2003                   s/ George Suzuki
                                        ----------------------------------------
                                        George Suzuki, Chief Executive Officer


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


Dated: August 7, 2003                   s/ Ken Inouye
                                        ----------------------------------------
                                        Ken Inouye, Chief Financial Officer