Form 10QSB
period 2003-09-30
PACIFIC FUEL CELL CORP
filed 2003-11-14
CIK 1098578

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB

                             Quarterly Report Under
                       the Securities Exchange Act of 1934

                      For Quarter Ended: September 30, 2003

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

The number of shares of the registrant's only class of common stock issued and outstanding as of November 13, 2003, was 63,440,000 shares.

                                     PART I

ITEM 1. FINANCIAL STATEMENTS.

     Our unaudited financial statements for the nine month period ended September 30, 2003, are attached hereto.

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

     We did not generate any revenues during the nine month period ended September 30, 2003. During the nine month period ended September 30, 2003, we incurred costs and expenses totaling $75,004, including $55,739 in research and development costs and $19,265 in selling, general and administrative expense. As a result, we incurred a net loss of $(58,309) during the six month period ended September 30, 2003. Because we did not generate any revenues during the nine month period ended September 30, 2003, following is our Plan of Operation, rather than a comparison of results of operations.

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

     In this regard, on November 21, 2002, we entered into an agreement with the University of California at Riverside to develop a commercially viable fuel cell prototype. The initial term of this agreement ran through February 2003. In February 2003, we entered into an amendment, extending the term of this agreement through February 29, 2004. We have agreed to reimburse the University for all costs and expenses incurred, both direct and indirect, in an amount not to exceed $131,266, pursuant to a budget agreed to by the parties. The University, through its SMART program, provides matching funds for all direct costs applicable to development of our project, which total $111,954. We tendered an initial payment of $70,000 upon execution of the agreement, with a second advance payment of $61,266 tendered in March 2003, pursuant to our exercise of our option to extend this agreement. In order to allow us to undertake this arrangement, we borrowed funds from Fullerene. See "Part II, Item, 6, Management's Discussion - Liquidity and Capital Resources" below for the terms applicable to this obligation. Research and development has been advancing and a crude fuel cell prototype has been developed. We anticipate that an acceptable prototype will be completed before the end of 2003. The University is currently in the process of preparing a patent application to protect the fuel cell technology. If issued, we will jointly own the patent with the University. All information which we provide to the University has been deemed confidential for a period of one (1) year after expiration or termination of the agreement.

Subsequent Event

     As a result of the above described relationship with the University of California at Riverside, on November 10, 2003, we announced that a research team headed by Professor Yushan Yan of the University has successfully developed a fuel cell using carbon nanotube-based electrodes. We expect that the use of multi-walled carbon nanotubes as a platinum support for proton exchange membrane fuel cells will reduce the manufacturing cost of fuel cells through an increased utilization of platinum. While no assurances can be provided that this development will result in our generating revenues, this development is considered by management to be a significant step forward in the use of fuel cell technology. We expect to have additional information concerning this development available in the near future.

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

     On September 13, 2001, we entered into an agreement with WINZ Co., Ltd. ("WINZ"), of Japan to acquire an exclusive worldwide license (excluding Japan) in all of WINZ' intellectual property, including any and all future acquired surrounding intellectual property. WINZ manufactures state of the art inverters, which convert direct current into alternating current, thereby allowing fuel cells to power standard household appliances. In consideration for this license, we authorized the issuance of a common stock purchase warrant in favor of WINZ, granting them the right to purchase up to 1,000,000 shares of our common stock at an exercise price of $.10 per share. This warrant expired September 13, 2003.

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

Liquidity and Capital Resources

     At September 30, 2003, we had $15,331 in cash and $25,527 in prepaid expenses. We had $3,311 in accounts payable. We also had an outstanding loan in the amount of $55,954, due to Fullerene, USA, Inc., our majority stockholder. In regard to this loan, we originally received an unsecured, non-interest bearing loan for $60,000 which was due September 14, 2002. On December

5, 2002, this note was cancelled with the consent of Fullerene and replaced with a note extending the due date to November 14, 2004.

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

Inflation

     Although our operations are influenced by general economic conditions, we do not believe that inflation had a material affect on our results of operations during the nine month period ended September 30, 2003.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES - None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS - None

ITEM 5. OTHER INFORMATION - None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K -

     (a) Exhibits

         31. Certification of Financial Statements in accordance with Section 302 of the Sarbanes-Oxley Act of 2002

         32. Certification of Financial Statements in accordance with Section 906 of the Sarbanes-Oxley Act of 2002

     (b) Reports on Form 8-K.

     We did not file any reports on Form 8-K during the six month period ended September 30, 2003.

                             PACIFIC FUEL CELL CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                                  BALANCE SHEET
                               SEPTEMBER 30, 2003
                                   (UNAUDITED)


                                     ASSETS

CURRENT ASSETS
   Cash                                                         $    15,331
   Prepaid expense                                                   25,527
                                                                -----------
          Total current assets                                       40,858
                                                                -----------
OTHER ASSET
   License                                                              500
                                                                -----------

                                                                $    41,358
                                                                ===========

                    LIABILITIES AND STOCKHOLDERS' (DEFICIT)

CURRENT LIABILITIES
   Accounts payable                                             $     3,311
                                                                -----------

LOAN PAYABLE - RELATED PARTY                                         55,954
                                                                -----------

STOCKHOLDERS' (DEFICIT)
  Preferred stock, $0.01 par value, 1,000,000 shares
     authorized, none outstanding                                        --
  Common stock, $0.001 par value, 200,000,000 shares
     authorized, 63,440,000 shares issued and outstanding            63,440
  Additional paid in capital                                      1,261,957
  (Deficit) accumulated during the development stage             (1,343,304)
                                                                -----------
                                                                    (17,907)
                                                                -----------

                                                                $    41,358
                                                                ===========

    The accompanying notes are an integral part of the financial statements.

                            PACIFIC FUEL CELL CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                                                                For the Period
                                                                                                                  May 5, 1998
                                              Three months ended September 30, Nine months ended September 30,   (inception) to
                                                   2003            2002             2003            2002       September 30, 2003
                                               ------------    ------------     ------------    ------------      ------------
REVENUE                                        $         --    $         --     $         --    $         --      $      6,172
                                               ------------    ------------     ------------    ------------      ------------

COSTS AND EXPENSES
  Research and development                           15,317              --           55,739              --           105,739
  Selling, general and administrative                 3,257          14,587           19,265          17,964           495,072
  Stock compensation                                     --              --               --              --           240,000
  Amortization                                           --              --               --              --            11,645
  Loss on asset impairment                               --         451,000               --         451,000           510,167
  Loss on disposal of property and equipment             --              --               --              --             3,391
                                               ------------    ------------     ------------    ------------      ------------
       Total operating expenses                      18,574         465,587           75,004         468,964         1,366,014
                                               ------------    ------------     ------------    ------------      ------------

OPERATING (LOSS)                                    (18,574)       (465,587)         (75,004)       (468,964)       (1,359,842)
                                               ------------    ------------     ------------    ------------      ------------
OTHER INCOME (EXPENSE)
  Interest expense                                     (968)             --           (2,854)             --           (17,616)
  Foreign currency transaction (loss)                    --              --               --              --              (168)
  Other                                                   2               5                9             150            (1,178)
                                               ------------    ------------     ------------    ------------      ------------
                                                       (966)              5           (2,845)            150           (18,962)
                                               ------------    ------------     ------------    ------------      ------------

NET (LOSS) BEFORE EXTRAORDINARY ITEM                (19,540)       (465,582)         (77,849)       (468,814)       (1,378,804)

EXTRAORDINARY ITEM,  Gain on forgiveness of
    debt, net of income taxes of $12,070                 --              --               --              --            23,430
                                               ------------    ------------     ------------    ------------      ------------

NET (LOSS) BEFORE INCOME (TAX) BENEFIT              (19,540)       (465,582)         (77,849)       (468,814)       (1,355,374)

INCOME (TAX) BENEFIT                                     --              --               --              --            12,070
                                               ------------    ------------     ------------    ------------      ------------

NET (LOSS)                                     $    (19,540)   $   (465,582)    $    (77,849)   $   (468,814)     $ (1,343,304)
                                               ============    ============     ============    ============      ============

PER SHARE INFORMATION

WEIGHTED AVERAGE SHARES OUTSTANDING -
  BASIC AND DILUTED                              63,440,000      59,940,000       63,440,000      59,890,276        19,285,334
                                               ============    ============     ============    ============      ============

NET (LOSS) PER COMMON SHARE
  (Loss) from operations                       $      (0.00)   $      (0.01)    $      (0.00)   $      (0.01)     $      (0.07)
  Extraordinary items                                    --              --               --              --              0.00
                                               ------------    ------------     ------------    ------------      ------------
                                               $      (0.00)   $      (0.01)    $      (0.00)   $      (0.01)     $      (0.07)
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

                            PACIFIC FUEL CELL CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                   For the Period
                                                                                     May 5, 1998
                                                Nine months ended September 30,    (inception) to
                                                      2003         2002          September 30, 2003
                                                    ---------    --------        ------------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net cash (used in) operating activities           $ (85,491)   $(21,940)       $         (516,094)
                                                    ---------    --------        ------------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Net cash (used in) investing activities                  --          --                    (9,891)
                                                    ---------    --------        ------------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from loans payable - shareholders               --          --                   285,462
  Payments on loans payable - shareholders                 --          --                   (11,083)
  Proceeds from stock issuances                            --      46,819                   266,937
                                                    ---------    --------        ------------------
Net cash provided by financing activities                  --      46,819                   541,316
                                                    ---------    --------        ------------------

              Net increase (decrease) in cash         (85,491)     24,879                    15,331

CASH AT BEGINNING OF PERIOD                           100,822         478                        --
                                                    ---------    --------        ------------------
CASH AT END OF PERIOD                               $  15,331    $ 25,357        $           15,331
                                                    =========    ========        ==================


    The accompanying notes are an integral part of the financial statements.

                            PACIFIC FUEL CELL CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                        NOTES TO THE FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2003
                                   (UNAUDITED)

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

Note 2.  Going Concern

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern. The Company has incurred losses since inception of $1,343,304, and is reliant on raising capital to initiate their business plan. The Company is exploring options to expand operations and raise additional funds through equity and debt financing, however, the Company has no commitment from any party to provide additional capital and there is no assurance that such funding will be available when needed, or if available, that its terms will be favorable or acceptable to the Company.

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

Research and development costs for the three and nine months ended September 30, 2003 of $15,317 and $55,739, respectively, were charged to expenses when incurred. The Company has recorded a prepaid expense of $25,527 as of September 30, 2003 for research and development services to be provided through February 29, 2004.

Note 5.  Commitment and Contigencies

On August 1, 2003 the Company entered into a consulting agreement whereby the consultant will act as the Company's Vice President and Director of Research and Development. The term of the agreement is September 1, 2003 to August 31, 2004. The consultant will be paid a total of $30,000 and receive a 2 year option to purchase 100,000 shares of the Company's common stock at $0.05 per share only if the Company is successful at obtaining a grant is has applied for. If a successful fuel cell prototype is constructed the consultant will receive an additional 2 year option to purchase 100,000 shares at $0.05 per share and will also receive 5% of any equity funds raised by the Company after and directly related to, the successful fuel cell prototype.

                                   SIGNATURES


     Pursuant to the requirements of Section 12 of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      PACIFIC FUEL CELL CORP.
                                      (Registrant)

                                      Dated: November 13, 2003



                                      By:   s/Ken Inouye
                                         ---------------------------------------
                                         Ken Inouye, Secretary & Treasurer