Form 10KSB
period 2003-12-31
PACIFIC FUEL CELL CORP
filed 2004-03-23
CIK 1098578

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

                   For the fiscal year ended December 31, 2003

                         Commission file number: 0-28031

                             PACIFIC FUEL CELL CORP.
                             -----------------------
             (Exact name of registrant as specified in its charter)

            Nevada                                               80-0043875
            ------                                               ----------
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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days: $14,632,800 as of March 17, 2004.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of March 17, 2004: 63,440,000 shares of common stock.

Documents incorporated by reference:  None

                                TABLE OF CONTENTS

                            FORM 10-KSB ANNUAL REPORT

                             PACIFIC FUEL CELL CORP.

                                                                            PAGE

Facing Page
Index

PART I
Item 1.       Description of Business.........................................4
Item 2.       Description of Property.........................................8
Item 3.       Legal Proceedings...............................................8
Item 4.       Submission of Matters to a Vote of Security Holders.............9

PART II
Item 5.       Market for the Registrant's Common Equity and
                  Related Stockholder Matters.................................9
Item 6.       Management's Discussion and Analysis of Financial Condition
                  and Results of Operations..................................10
Item 7.       Financial Statements...........................................14
Item 8.       Changes in and Disagreements on Accounting
                  and Financial Disclosure...................................30

PART III
Item 9.       Directors, Executive Officers, Promoters and Control Persons;
                  Compliance with Section 16(a) of the Exchange Act..........30
Item 10.      Executive Compensation.........................................31
Item 11.      Security Ownership of Certain Beneficial Owners and Management.32
Item 12.      Certain Relationships and Related Transactions.................33

PART IV
Item 13.      Exhibits and Reports on Form 8-K...............................34
Item 14.      Controls and Procedures........................................35

SIGNATURES...................................................................36

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

     As a result of our inability to generate profits, we elected to cease our aforesaid Internet operations in August 2001. On July 2, 2001, we entered into a definitive agreement with Fullerene USA, Inc. ("Fullerene"), a privately held Nevada corporation, which contained various conditions subsequent prior to effectiveness, including completion of due diligence activities and other matters (the "Fullerene Agreement"). These conditions were subsequently satisfied. Effective August 28, 2001, we closed an acquisition of certain assets previously owned by Fullerene. The terms of the Fullerene Agreement provide for the Company to acquire an exclusive worldwide license (except for Japan) in Fullerene's proprietary fuel cell technology, including certain future acquired intellectual property, for use in transportation applications (the "Assets"). The licensing agreement expires upon the expiration of the underlying patent application, which is 17 years following the approval of the patent by the US Patent and Trademark Office. Relevant thereto, the US Patent and Trademark Office has advised us that they intend to provide a notice of issuance of this patent on or about March 16, 2004. However, as of the date of this Report, the relevant patent application has not yet been approved.

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

DESCRIPTION OF CURRENT BUSINESS

     Our initial business plan was to develop and produce low cost fuel cells for transportation. During 2002, we revised our business plan to emphasize the development and production of low cost fuel cells for personal electronics or other applications requiring small size and longevity of use. We revised our original business plan as a result of the costs associated with developing transportation related fuel cells, which exceeded our available capital. We may reinstate the elements of the original business plan if our current business plan proves successful, of which there can be no assurance. As of the date of this Report, in order to bring about commercialization, we are focused on building a commercial prototype, enhancing product performance, reducing product costs, designing market- ready products, developing volume-manufacturing capability, and building customer and supplier relationships.

     On November 21, 2002, we entered into an agreement with the University of California at Riverside to develop a commercially viable fuel cell prototype. The initial term of this agreement ran through February 2003. In February 2003, we entered into an amendment which extended the term of this agreement through February 29, 2004. As of the date of this report, we are engaged in discussions to extend this agreement again and we expect that such an extension will be executed in April 2004. The activities of this venture continue as if the extension has already been executed. Pursuant to the terms of this agreement, we have agreed to reimburse the University for all costs and expenses incurred, both direct and indirect, in an amount not to exceed $131,266, pursuant to a budget agreed to by the parties. The University, through its SMART program, provides matching funds for all direct costs applicable to development of our project, which total $111,954. We tendered an initial payment of $70,000 upon execution of the agreement, with a second advance payment of $61,266 tendered in March 2003, pursuant to our exercise of our option to extend this agreement. It is not anticipated that we will be required to make any additional payments for any future extensions. In order to allow us to make the aforesaid payments, we borrowed funds from Fullerene. See "Part II, Item, 6, Management's Discussion - Liquidity and Capital Resources" below for the terms applicable to this obligation. All information which we provide to the University has been deemed confidential for a period of one (1) year after expiration or termination of the agreement.

     We have also applied for additional matching funds through the SMART program and expect to have a decision shortly which could provide a multi-year relationship with the University of California at Riverside.

     As a result of the above described relationship with the University of California at Riverside, on November 10, 2003, we announced that a research team headed by Professor Yushan Yan of the University has successfully developed a fuel cell using carbon nanotube-based electrodes. As a result of our research and development activities with the University, we expect that the use of multi-walled carbon nanotubes as a platinum support for proton exchange membrane fuel cells will reduce the manufacturing cost of fuel cells through a decreased use of platinum. Current technology uses platinum, a precious metal, as the catalyst for hydrogen to separate into a proton and electron. Since platinum is a high cost metal in very limited production, it is cost prohibitive, preventing fuel cells from being economically viable even at high volume production. Our proposed method of producing fuel cells is expected to minimize or eliminate the use of platinum. If successful, the result will be low cost fuel cells at high volume production levels. We believe that a fuel cell unit can replace conventional batteries because a fuel cell unit should provide longer usage at lower consumer cost. While no assurances can be provided that this development will result in our generating revenues, this development is considered by management to be a significant step forward in the use of fuel cell technology. We expect to have additional information concerning this development available in the near future.

     We intend to use our proprietary technology to severely reduce or eliminate the need for platinum as a catalyst. We believe our next step in the implementation of our business plan is to develop a viable manufacturing prototype which, if it meets expectations, will be ready to be placed in production. We hope to accomplish this objective by opening our own laboratory to develop this additional prototype. We estimate that this will require us to raise a minimum of $1 million in additional debt or equity capital and there are no assurances that we will be able to raise this capital in the future. While we are currently engaged in various discussions with interested parties to provide these funds, as of the date of this Report we have no agreement with any party to provide the necessary funding to us on terms favorable to us, or at all. Further, any such funding may result in significant dilution to existing stockholders. The inability to obtain sufficient funds from external sources when needed will have a material adverse affect on our results of operations and financial condition. Since we announced our initial success of producing the carbon nanotube base catalyst layer, we have received a significant amount of attention from the investment community and believe that we are close to finalizing an agreement for financing. We will use a portion of the funds to build our own laboratory and finalize a commercial prototype, while continuing to conduct research at the University of California at Riverside.

     We have also entered into preliminary discussions with potential strategic partners to utilize our current technology position in order to assume a market leadership position in our target market of micro fuel cells. However, as of the date of this Report, no agreements have been entered into and there are no assurances that such discussions or any such agreement will occur in the foreseeable future.

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

     Fuel cell acceptance appears to be accelerating. Large and small corporations, as well as the United States government, all appear convinced of the value of fuel cell technology. Despite all this activity, we have still not seen a commercial product that, in our opinion, is competitively priced with other forms of energy. We believe that, while fuel cell products will begin to proliferate, market acceptance will come only when prices fall to competitive levels.

     There are currently several different technologies in use for fuel cell power generation. Each of these processes differs in methodology, suitable scale and efficiency. Our interest (and patent applications) is in the Proton Exchange Membrane (PEM) method which is very suitable for low temperature operation.

OTHER MATTERS

     We also may seek to acquire additional related intellectual property. However, as of the date of this Report, no definitive agreements to acquire the same have been reached with any third party, other than previously reported.

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

COMPETITION

     Our major competitors and their respective products include, but are not limited to, the following:

     COMPANY                        PRODUCT(S)
     ----------------------------   ---------------------------------------

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

     We are a relative newcomer to this group, but, while no assurances can be provided, we believe that our R&D strategy positions us to leapfrog the competition and finalize a commercially viable prototype by the second half of 2004 provided that we can raise the necessary capital to allow us to continue our research and development efforts.

TRADEMARKS/TRADENAMES

     We currently do not have any registered trademarks or tradenames, although we expect this to change as we move towards the commercialization of our technology.

GOVERNMENT REGULATIONS

     We are not subject to any extraordinary governmental regulations relating to our business.

EMPLOYEES

     As of the date of this Report, we have 3 employees, our current officers. Our operations are non-union. There has been no history of labor strikes or unrest at any of our facilities. We believe that our relations with our employees remains satisfactory. In addition, management believes that the available labor force in the geographic areas where our facilities are located are sufficient to support the expansion anticipated over the next 12 months. If and when we are in the financial position to do so, we intend to hire additional employees in the areas of research and development and marketing.

ITEM 2.  DESCRIPTION OF PROPERTY.

     We operate from our principal executive offices at 131 N. Tustin Ave., Suite 100, Tustin, CA 92780, which space is provided on a rent free basis pursuant to a verbal, month to month lease, by George Suzuki, our President and a director. This space consists of 700 square feet of executive office space. See "Part III, Item 12, Certain Relationships and Related Transactions." We have no other properties. In the event we are able to obtain the necessary funding, we expect that we will move our offices to an expanded location to include our proposed lab discussed in "Part I, Item 1, Business," above, which is expected to be located in or around the University of California at Riverside location. We believe there is an adequate supply of available office space should the need arise.

ITEM 3.  LEGAL PROCEEDINGS

     We are not a party to any pending legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to our shareholders during the three month period ended December 31, 2003, or subsequent thereto.

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

                                                  Bid Price
                                             ------------------
     Quarter Ended                            High        Low
     -------------                           ------     ------

     March 31, 2002                          $0.126     $0.025
     June 30, 2002                           $0.05      $0.013
     September 30, 2002                      $0.185     $0.013
     December 31, 2002                       $0.145     $0.02

     March 31, 2003                          $0.065     $0.025
     June 30 , 2003                          $0.055     $0.02
     September 30, 2003                      $0.045     $0.022
     December 31, 2003                       $0.55      $0.03

     As of March 17, 2004, the closing bid price of our common stock was $.52.

     (b) Holders. We have approximately 34 holders of record of our common stock as of December 31, 2003, not including those shares held in "street name.".

     (c) Dividends. We did not pay any dividends on our Common Stock during the two years ended December 31, 2003. Pursuant to the laws of the State of Nevada, a corporation may not issue a distribution if, after giving its effect, the corporation would not be able to pay its debts as they became due in the usual course of business, or such corporation's total assets would be less than the sum of their total liabilities plus the amount that would be needed, if the corporation were to be dissolved at the time of the distribution, to satisfy the preferential rights upon dissolution of shareholders whose preferential rights are superior to those receiving the distribution. As a result, management does not foresee that we will have the ability to pay a dividend on our Common Stock in the fiscal year ended December 31, 2003. See "Part II, Item 7, Financial Statements."

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

     We did not generate any revenues during our fiscal years ended December 31, 2003 and 2002. During our fiscal year ended December 31, 2003 , we incurred costs and expenses totaling $99,554, which consisted of general and administrative expenses only and was a decrease of $479,119 from 2002. During our fiscal year ended December 31, 2002, we incurred costs and expenses of $578,673, which included $45,000 in stock based compensation, as well as $82,173 in selling, general and administrative expense. Also during our fiscal year ended December 31, 2002, we incurred a loss on asset impairment of $451,500 relevant to a determination by our management that our license agreement with Fullerene was impaired. This decision was based upon the uncertainty of our ability to raise sufficient capital in a timely manner to develop a commercially viable fuel cell technology.

     As a result, we incurred a net loss of $103,382 during our fiscal year ended December 31, 2003 (less than $0.01 per share), as compared to a net loss of $(579,912) during our fiscal year ended December 31, 2002 ($0.01 per share). Because we did not generate any revenues during the years ended December 31, 2003 and 2002, following is our Plan of Operation, rather than a comparison of results of operations.

PLAN OF OPERATION

     Our initial business plan was to develop and produce low cost fuel cells for transportation. During 2002, we revised our business plan to emphasize the development and production of low cost fuel cells for personal electronics or other applications requiring small size and longevity of use. We revised our original business plan as a result of the costs associated with developing transportation related fuel cells, which exceeded our available capital. We may reinstate the elements of the original business plan if our current business plan proves successful, of which there can be no assurance. As of the date of this Report, in order to bring about commercialization, we are focused on building a commercial prototype, enhancing product performance, reducing product costs, designing market- ready products, developing volume-manufacturing capability, and building customer and supplier relationships.

     On November 21, 2002, we entered into an agreement with the University of California at Riverside to develop a commercially viable fuel cell prototype. The initial term of this agreement ran through February 2003. In February 2003, we entered into an amendment which extended the term of this agreement through February 29, 2004. As of the date of this report, we are engaged in discussions to extend this agreement again and we expect that such an extension will be executed in April 2004. The activities of this venture continue as if the extension has already been executed. Pursuant to the terms of this agreement, we have agreed to reimburse the University for all costs and expenses incurred, both direct and indirect, in an amount not to exceed $131,266, pursuant to a budget agreed to by the parties. The University, through its SMART program, provides matching funds for all direct costs applicable to development of our project, which total $111,954. We tendered an initial payment of $70,000 upon execution of the agreement, with a second advance payment of $61,266 tendered in March 2003, pursuant to our exercise of our option to extend this agreement. It is not anticipated that we will be required to make any additional payments for any future extensions. In order to allow us to make the aforesaid payments, we borrowed funds from Fullerene. See "Part II, Item, 6, Management's Discussion - Liquidity and Capital Resources" below for the terms applicable to this obligation. All information which we provide to the University has been deemed confidential for a period of one (1) year after expiration or termination of the agreement.

     We have also applied for additional matching funds through the SMART program and expect to have a decision shortly which could provide a multi-year relationship with the University of California at Riverside.

     As a result of the above described relationship with the University of California at Riverside, on November 10, 2003, we announced that a research team headed by Professor Yushan Yan of the University has successfully developed a fuel cell using carbon nanotube-based electrodes. As a result of our research and development activities with the University, we expect that the use of multi-walled carbon nanotubes as a platinum support for proton exchange membrane fuel cells will reduce the manufacturing cost of fuel cells through a decreased use of platinum. Current technology uses platinum, a precious metal, as the catalyst for hydrogen to separate into a proton and electron. Since platinum is a high cost metal in very limited production, it is cost prohibitive, preventing fuel cells from being economically viable even at high volume production. Our proposed method of producing fuel cells is expected to minimize or eliminate the use of platinum. If successful, the result will be low cost fuel cells at high volume production levels. We believe that a fuel cell unit can replace conventional batteries because a fuel cell unit should provide longer usage at lower consumer cost. While no assurances can be provided that this development will result in our generating revenues, this development is considered by management to be a significant step forward in the use of fuel cell technology. We expect to have additional information concerning this development available in the near future.

     We intend to use our proprietary technology to severely reduce or eliminate the need for platinum as a catalyst. We believe our next step in the implementation of our business plan is to develop a viable manufacturing prototype which, if it meets expectations, will be ready to be placed in production. We hope to accomplish this objective by opening our own laboratory to develop this additional prototype. We estimate that this will require us to raise a minimum of $1 million in additional debt or equity capital and there are no assurances that we will be able to raise this capital in the future. While we are currently engaged in various discussions with interested parties to provide these funds, as of the date of this Report we have no agreement with any party to provide the necessary funding to us on terms favorable to us, or at all. Further, any such funding may result in significant dilution to existing stockholders. The inability to obtain sufficient funds from external sources when needed will have a material adverse affect on our results of operations and financial condition. Since we announced our initial success of producing the carbon nanotube base catalyst layer, we have received a significant amount of attention from the investment community and believe that we are close to finalizing an agreement for financing. We will use a portion of the funds to build our own laboratory and finalize a commercial prototype, while continuing to conduct research at the University of California at Riverside.

     We have also entered into preliminary discussions with potential strategic partners to utilize our current technology position in order to assume a market leadership position in our target market of micro fuel cells. However, as of the date of this Report, no agreements have been entered into and there are no assurances that such discussions or any such agreement will occur in the foreseeable future.

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

     Fuel cell acceptance appears to be accelerating. Large and small corporations, as well as the United States government, all appear convinced of the value of fuel cell technology. Despite all this activity, we have still not seen a commercial product that, in our opinion, is competitively priced with other forms of energy. We believe that, while fuel cell products will begin to proliferate, market acceptance will come only when prices fall to competitive levels.

     There are currently several different technologies in use for fuel cell power generation. Each of these processes differs in methodology, suitable scale and efficiency. Our interest (and patent applications) is in the Proton Exchange Membrane (PEM) method which is very suitable for low temperature operation.

LIQUIDITY AND CAPITAL RESOURCES

     At December 31, 2003, we had $12,088 in cash. We had $5,648 in accounts payable, plus $3,652 in accounts payable to an affiliate. We also had an outstanding loan in the amount of $56,939, due to Fullerene, USA, Inc., our majority stockholder. In regard to this loan, we originally received an unsecured, non-interest bearing loan for $60,000 which was due September 14, 2002. On December 5, 2002, this note was cancelled with the consent of Fullerene and replaced with a note extending the due date to August 14, 2004.

     We believe our next step in the implementation of our business plan is to develop a viable manufacturing prototype which, if it meets expectations, will be ready to be placed in production. We hope to accomplish this objective by opening our own laboratory to develop this additional prototype. We estimate that this will require us to raise a minimum of $1 million in additional debt or equity capital and there are no assurances that we will be able to raise this capital in the future. While we are currently engaged in various discussions with interested parties to provide these funds, as of the date of this Report we have no agreement with any party to provide the necessary funding to us on terms favorable to us, or at all. Further, any such funding may result in significant dilution to existing stockholders. The inability to obtain sufficient funds from external sources when needed will have a material adverse affect on our results of operations and financial condition. Since we announced our initial success of producing the carbon nanotube base catalyst layer, we have received a significant amount of attention from the investment community and believe that we are close to finalizing an agreement for financing. We will use a portion of the funds to build our own laboratory and finalize a commercial prototype, while continuing to conduct research at the University of California at Riverside.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

     We have identified critical accounting policies that, as a result of judgements, uncertainties, uniqueness and complexities of the underlying accounting standards and operation involved, could result in material changes to our financial position or results of operations under different conditions or using different assumptions. The most critical accounting policies and estimates are:

     > The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

     > Fair value of instruments. Our financial instruments consist of accounts receivable, accounts payable and long term debt. The fair value of financial instruments approximate their recorded values. Fair value of loans payable to stockholders and balances of bank lines of credit, in the circumstances, are not reasonably determinable.

     Details regarding our use of these policies and the related estimates are described in the accompanying consolidated financial statements as of December 31, 2003 and 2002 and for the years ended December 31, 2003 and 2002. During the year ended December 31, 2003, there have been no material changes to our critical accounting policies that impacted our consolidated financial condition or results of operations.

TRENDS

     Since our announcement of the successful development of a carbon nanotube support base fuel cell electrode in November 2003, we have been receiving a significant amount of attention from the investment community. In this regard, while there are no assurances, we are hopeful that we will be able to raise approximately $1 million in additional funding in order to allow us to build our own laboratory, to be located in the vicinity of the University of California at Riverside, in order to produce and demonstrate to fuel cell manufacturers a commercially viable prototype.

     This laboratory is also expected to function as a hub to attract additional researchers from the University of California at Riverside, which is on the path to become a leader in the nano-technology field. We believe that there are many potential useful applications of nano-technology which can be expected in the immediate future, including fuel cells and flat panel displays. Also at this laboratory, functional prototypes will be made before bringing in manufacturers. Our plan is to have the manufacturers inspect the prototype once completed in order to generate their own test production unit. If successful, manufacturing can commence producing products in quantity in less than 12 months. We foresee the initial application to be a battery replacement for cell phones, mobile notebook computers/laptops and other applicable applications. This segment is known as the micro fuel cell market. We expect that these fuel cells will eventually be produced like modular computer chips and components.

     We believe that the reason that the fuel cell market is not rapidly expanding at this time is due to high manufacturing costs. We believe that this development is inevitable, due to the advantages of low pollution and independence from fossil fuels. Major automobile, industrial and power supply companies are heavily involved in research and development activities of fuel cell technology and many have announced prototypes and commercial models. However, there has not been a major commercial breakthrough, which we attribute to the high cost of the products and the lack of consumer proven reliability. While no assurances can be provided, once the problem of high costs is resolved, we expect the micro fuel cell market to increase significantly.

INFLATION

     Although our operations are influenced by general economic conditions, we do not believe that inflation had a material affect on our results of operations during 2003.

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

                         REPORT OF INDEPENDENT AUDITORS

Shareholders and Board of Directors
Pacific Fuel Cell Corp.

We have audited the accompanying balance sheet of Pacific Fuel Cell Corp. (a development stage company) as of December 31, 2003, and the related statements of operations, changes in stockholders' (deficit), and cash flows for the years ended December 31, 2003 and 2002, and the period from May 5, 1998 (inception) to December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Pacific Fuel Cell Corp. (a development stage company) as of December 31, 2003, and the results of its operations, and its cash flows for the years ended December 31, 2003 and 2002, and the period from May 5, 1998 (inception) to December 31, 2003 in conformity with accounting principles generally accepted in the United States of America.

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

StarkoWinteroSchenkein & Co., LLP



Denver, Colorado
March 5, 2004

                            PACIFIC FUEL CELL CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                                  BALANCE SHEET
                                DECEMBER 31, 2003

                                     ASSETS

CURRENT ASSETS
  Cash                                                    $      12,088
  Prepaid expense                                                10,211
                                                          -------------
                      Total current assets                       22,299
                                                          -------------

LICENSE                                                             500
                                                          -------------

                                                          $      22,799
                                                          =============


                    LIABILITIES AND STOCKHOLDERS' (DEFICIT)

CURRENT LIABILITIES
  Accounts payable                                        $       5,648
  Accounts payable - related party                                3,652
                                                          -------------
                      Total current liabilities                   9,300
                                                          -------------

LOAN PAYABLE - RELATED PARTY                                     56,939
                                                          -------------

STOCKHOLDERS' (DEFICIT)
  Preferred stock, $0.01 par value,
     1,000,000 shares authorized, none outstanding                   --
  Common stock, $0.001 par value, 200,000,000
    shares authorized, 63,440,000 shares issued                  63,440
  Additional paid in capital                                  1,261,957
  (Deficit) accumulated during the development stage         (1,368,837)
                                                          -------------
                                                                (43,440)
                                                          -------------

                                                          $      22,799
                                                          =============


    The accompanying notes are an integral part of the financial statements.

                            PACIFIC FUEL CELL CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS

                                                                                         FOR THE PERIOD
                                                             YEAR ENDED    YEAR ENDED      MAY 5, 1998
                                                            DECEMBER 31,  DECEMBER 31,   (INCEPTION) TO
                                                                2003         2002       DECEMBER 31, 2003
                                                            ------------  ------------  -----------------
REVENUE                                                     $         --  $         --  $           6,172
                                                            ------------  ------------  -----------------
COSTS AND EXPENSES
  General and administrative                                      99,554        82,173            624,862
  Stock compensation                                                  --        45,000            240,000
  Amortization                                                        --            --             11,645
  Loss on asset impairment                                            --       451,500            510,667
  Loss on disposal of property and equipment                          --            --              3,391
                                                            ------------  ------------  -----------------
                                                                  99,554       578,673          1,390,565
                                                            ------------  ------------  -----------------

OPERATING (LOSS)                                                 (99,554)     (578,673)        (1,384,393)
                                                            ------------  ------------  -----------------
OTHER INCOME (EXPENSE)
  Interest expense                                                (3,839)       (1,400)           (18,601)
  Foreign currency transaction gain (loss)                            --            --               (168)
  Other                                                               11           161             (1,175)
                                                            ------------  ------------  ------------------
                                                                  (3,828)       (1,239)           (19,944)
                                                            ------------  ------------  -----------------

NET (LOSS) BEFORE EXTRAORDINARY ITEM                            (103,382)     (579,912)        (1,404,337)

EXTRAORDINARY ITEM, Gain on forgiveness of debt, net of
   income taxes of $12,070                                            --            --             23,430
                                                            ------------  ------------  -----------------

NET (LOSS) BEFORE INCOME TAX EXPENSE (BENEFIT)                  (103,382)     (579,912)        (1,380,907)

INCOME TAX EXPENSE (BENEFIT)                                          --            --            (12,070)
                                                            ------------  ------------  -----------------

NET (LOSS)                                                  $   (103,382) $   (579,912) $      (1,368,837)
                                                            ============  ============  =================

PER SHARE INFORMATION

WEIGHTED AVERAGE SHARES OUTSTANDING -
        BASIC AND DILUTED                                     63,440,000    60,756,438         19,461,883
                                                            ============  ============  =================
NET (LOSS) PER COMMON SHARE
         (Loss) from operations                             $      (0.00) $      (0.01) $           (0.07)
         Extraordinary item                                           --            --              (0.00)
                                                            ------------  ------------  -----------------
                                                            $      (0.00) $      (0.01) $           (0.07)
                                                            ============  ============  =================

    The accompanying notes are an integral part of the financial statements.

                            PACIFIC FUEL CELL CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                 STATEMENT OF CHANGES IN STOCKHOLDERS' (DEFICIT)
                MAY 5, 1998 (INCEPTION) THROUGH DECEMBER 31, 2003


                                                                                                          (Deficit )
                                                     Common Stock                         Common         Accumulated
                                                  -------------------    Addtional         Stock          During the
                                                    Shares    Amount   Paid in Capital  Subscriptions  Development Stage   Total
                                                  ----------  -------  ---------------  -------------  ----------------- ----------
Issuance of stock for cash at $0.006 per share
  (net of issuance costs)                          3,000,000  $ 3,000  $        15,118  $          --  $             --  $  18,118

Issuance of stock for repayment of advances
  at $0.007 per share                              2,250,000    2,250           12,750             --                --     15,000

Net (loss) for the period                                 --       --               --             --           (31,065)   (31,065)
                                                  ----------  -------  ---------------  -------------  ----------------  ---------
Balance at December 31, 1998                       5,250,000    5,250           27,868             --           (31,065)     2,053
                                                  ----------  -------  ---------------  -------------  ----------------  ---------
Issuance of stock for purchase of domain
  name at $0.007 per share                         9,750,000    9,750           55,250             --                --     65,000

Issuance of stock for
  cash at $0.007 per share                         3,750,000    3,750           21,250             --                --     25,000

Issuance of stock subscriptions for
  cash at $0.007 per share                                --       --               --         19,000                --     19,000

Issuance of stock subscriptions as
  payment of wages at $0.007 per share                    --       --               --         11,000                --     11,000

Net (loss) for the year                                   --       --               --             --          (156,309)  (156,309)
                                                  ----------  -------  ---------------  -------------  ----------------  ---------
Balance at December 31, 1999                      18,750,000   18,750          104,368         30,000          (187,374)   (34,256)
                                                  ----------  -------  ---------------  -------------  ----------------  ---------
Issuance of stock pursuant to stock
   subscriptions                                   4,500,000    4,500           25,500        (30,000)               --         --

Net (loss) for the year                                   --       --               --             --          (278,728)  (278,728)
                                                  ----------  -------  ---------------  -------------  ----------------  ---------
Balance at December 31, 2000                      23,250,000   23,250          129,868             --          (466,102)  (312,984)
                                                  ----------  -------  ---------------  -------------  ----------------  ---------
Issuance of stock for license
   agreement at $0.015 per share                  30,100,000   30,100          421,400             --                --    451,500

Cancellation of common stock as
  condition of license agreement                  (2,000,000)  (2,000)              --             --                --     (2,000)

Issuance of stock for cash at $0.001 per share     6,000,000    6,000               --             --                --      6,000

Stock compensation related to issuance
  of stock below fair market value                        --       --           84,000             --                --     84,000

Stock compensation related to issuance
  of stock warrant to acquire license                     --       --          100,000             --                --    100,000

Issuance of stock for cash at  $0.10 per share       520,000      520           51,480             --                --     52,000

Issuance of stock for debt forgiveness
  from shareholders at $0.094 per share            1,070,000    1,070           99,980             --                --    101,050

Liabilities converted into contributed
  capital                                                 --       --          179,610             --                --    179,610

Net (loss) for the year                                   --       --               --             --          (219,441)  (219,441)
                                                  ----------  -------  ---------------  -------------  ----------------  ---------
Balance at December 31, 2001                      58,940,000   58,940        1,066,338             --          (685,543)   439,735
                                                  ----------  -------  ---------------  -------------  ----------------  ---------
Issuance of stock for cash at $0.047 per share     1,000,000    1,000           45,819             --                --     46,819

Issuance of stock for services at $0.03 per share  1,500,000    1,500           43,500             --                --     45,000

Issuance of stock for cash at $0.05 per share      2,000,000    2,000           98,000             --                --    100,000

Discount on loan payable - related party
  recorded as contributed capital                         --       --            8,300             --                --      8,300

Net (loss) for the year                                   --       --               --             --          (579,912)  (579,912)
                                                  ----------  -------  ---------------  -------------  ----------------  ---------
Balance at December 31, 2002                      63,440,000   63,440        1,261,957             --        (1,265,455)    59,942

Net (loss) for the year                                   --       --               --             --          (103,382)  (103,382)
                                                  ----------  -------  ---------------  -------------  ----------------  ---------
Balance at December 31, 2003                      63,440,000  $63,440  $     1,261,957  $          --  $     (1,368,837) $ (43,440)
                                                  ==========  =======  ===============  =============  ================  =========

    The accompanying notes are an integral part of the financial statements.

                             PACIFIC FUEL CELL CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS

                                                                                                        FOR THE PERIOD
                                                                          YEAR ENDED     YEAR ENDED       MAY 5, 1998
                                                                         DECEMBER 31,   DECEMBER 31,    (INCEPTION) TO
                                                                             2003           2002       DECEMBER 31, 2003
                                                                        -------------   ------------   -----------------
OPERATING ACTIVITIES
      Net (loss)                                                        $    (103,382)  $   (579,912)  $      (1,368,837)
      Adjustments to reconcile net (loss) to net cash
        (used in) operating activities:
             Stock compensation                                                    --         45,000             240,000
             (Loss) on asset impairment                                            --        451,000             510,167
             Amortization of discount on loan payable - related party           3,839          1,400               5,239
             Gain on the settlement of debt                                        --             --              35,500
             (Loss) on disposal of property and equipment                          --             --               3,391
             Amortization and depreciation                                         --             --              12,461
             Interest expense converted to loan payable                            --             --              12,684
     Changes in:
        Prepaid expense                                                         9,789        (20,000)            (10,211)
        Accounts receivable                                                        --             --                  --
        Accounts payable                                                        1,863         (6,375)             36,617
        Accounts payable - related party                                         (843)         4,495               3,652
                                                                        -------------   ------------   -----------------
              Net cash (used in) operating activities                         (88,734)      (104,392)           (519,337)
                                                                        -------------   ------------   -----------------
INVESTING ACTIVITIES
  Purchase of fixed assets                                                         --             --              (4,891)
  Investment in mineral claims                                                     --             --              (5,000)
                                                                        -------------   ------------   -----------------
               Net cash (used in) investing activities                             --             --              (9,891)
                                                                        -------------   ------------   -----------------
FINANCING ACTIVITIES
  Proceeds from loan payable - related parties                                     --         60,000             285,462
  Payments on loan payable - related parties                                       --         (2,083)            (11,083)
  Proceeds from stock sales, net of issuance costs                                 --        146,819             266,937
                                                                        -------------   ------------   -----------------
               Net cash provided by financing activities                           --        204,736             541,316
                                                                        -------------   ------------   -----------------
               Net increase (decrease) in cash                                (88,734)       100,344              12,088

CASH AT BEGINNING OF YEAR                                                     100,822            478                  --
                                                                        -------------   ------------   -----------------
CASH AT END OF YEAR                                                     $      12,088   $    100,822   $          12,088
                                                                        =============   ============   =================

SUPPLEMENTAL CASH FLOW INFORMATION
  Cash paid for interest                                                $          --   $         --   $               -
                                                                        =============   ============   =================
  Cash paid for income taxes                                            $          --   $         --   $              --
                                                                        =============   ============   =================
SUPPLEMENTAL DISCLOSURE OF SIGNIFICANT NON-CASH
FINANCING AND INVESTING ACTIVITIES

  Discount on loan payable - related party                              $          --   $      8,300   $           8,300
                                                                        =============   ============   =================
  Issuance of stock for purchase of license agreement                   $          --   $         --   $         451,500
                                                                        =============   ============   =================
  Conversion of loans payable, shareholders into contributed capital    $          --   $         --   $         179,610
                                                                        =============   ============   =================
  Cancellation of 2,000,000 shares at par value                         $          --   $         --   $           2,000
                                                                        =============   ============   =================
  Issuance of stock for repayment of advances                           $          --   $         --   $         116,050
                                                                        =============   ============   =================
  Issuance of stock for purchase of domain asset                        $          --   $         --   $          65,000
                                                                        =============   ============   =================

    The accompanying notes are an integral part of the financial statements.

                             PACIFIC FUEL CELL CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                        NOTES TO THE FINANCIAL STATEMENTS
                                DECEMBER 31, 2003

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

Research and development

Research and development costs are charged to operations when incurred and are included in general and administrative expenses. For the years ended December 31, 2003 and 2002, and the period May 5, 1998 (inception) to December 31, 2003, the Company incurred research and development costs of $71,055, $50,000 and $121,055, respectively (see Note 4).

                             PACIFIC FUEL CELL CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                        NOTES TO THE FINANCIAL STATEMENTS
                                DECEMBER 31, 2003

Stock-based compensation

The Company accounts for equity instruments issued to employees for services based on the fair value of the equity instruments issued and accounts for equity instruments issued to other than employees based on the fair value of the consideration received or the fair value of the equity instruments, whichever is more reliably measurable.

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

Fair value of financial instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2003. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash, accounts payable, and loan payable. Fair values of cash and accounts payable were assumed to approximate carrying values for financial instruments because they are short term in nature, their carrying amounts approximate fair values, and they are payable on demand. The fair value of the Company's long-term debt is estimated based upon the quoted market prices for the same or similar issues or on the current rates available to the Company for debt of the same remaining maturities.

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

Segment information

The Company follows SFAS 131, "Disclosure about Segments of an Enterprise and Related Information". Certain information is disclosed, per SFAS 131, based on the way management organizes financial information for making operating decisions and assessing performance. The Company currently operates in one business segment

                             PACIFIC FUEL CELL CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                        NOTES TO THE FINANCIAL STATEMENTS
                                DECEMBER 31, 2003

and will evaluate additional segment disclosure requirements as it expands operations.

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

Recent Pronouncements

In May 2003, the Financial Accounting Standards Board ("FASB") issued SFAS 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS 150 changes the accounting guidance for certain financial instruments that, under previous guidance, could be classified as equity or "mezzanine" equity by now requiring those instruments to be classified as liabilities (or assets in some circumstances) on the balance sheet. Further, SFAS 150 requires disclosure regarding the terms of those instruments and settlement alternatives. SFAS 150 is generally effective for all financial instruments entered into or modified after May 31, 2003, and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS 150 in the first quarter of fiscal 2004 is not expected to have any material impact on the Company's financial position, results of operations or cash flows.

In December 2002, the FASB issued SFAS 148 "Accounting for Stock-Based Compensation--Transition and Disclosure--an amendment of SFAS 123." SFAS 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation from the intrinsic value-based method of accounting prescribed by APB 25. As allowed by SFAS 123, the Company has elected to continue to apply the intrinsic value-based method of accounting, and has adopted the disclosure requirements of SFAS 123. The Company currently does not anticipate adopting the provisions of SFAS 148.

In July 2002, the FASB issued SFAS 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS 146 provides new guidance on the recognition of costs associated with exit or disposal activities. The standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of commitment to an exit or disposal plan. SFAS 146 supercedes previous accounting guidance provided by the EITF Issue No. 94-3 "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." EITF Issue No. 94-3

                             PACIFIC FUEL CELL CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                        NOTES TO THE FINANCIAL STATEMENTS
                                DECEMBER 31, 2003

required recognition of costs at the date of commitment to an exit or disposal plan. SFAS 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2003. Early application is permitted. The adoption of SFAS 146 by the Company is not expected to have a material impact on the Company's financial position, results of operations, or cash flows.

In April 2002, the FASB issued SFAS 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." Among other things, this statement rescinds FASB Statement No. 4, "Reporting Gains and Losses from Extinguishment of Debt" which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. As a result, the criteria in APB Opinion No. 30, "Reporting the Results of Operations -- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," will now be used to classify those gains and losses. The provisions of SFAS 145 related to the classification of debt extinguishment are effective for years beginning after May 15, 2002. The Company's adoption of SFAS 145 by the Company is not expected to have a material impact on the Company's financial position, results of operations, or cash flows.

Note 2.  GOING CONCERN

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern. The Company has incurred losses since inception of $1,368,837 and is reliant on raising capital to initiate their business plan. In addition, the Company has no revenue generating operations.

The Company is participating in a research and development program with the University of California, Riverside, and is attempting to raise additional funds through sales of common stock; however, the Company has no commitment from any party to provide additional capital and there is no assurance that such funding will be available when needed, or if available, that its terms will be favorable or acceptable to the Company.

The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

                             PACIFIC FUEL CELL CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                        NOTES TO THE FINANCIAL STATEMENTS
                                DECEMBER 31, 2003

Note 3.  LICENSE

The Company signed a licensing agreement on August 28, 2001 with Fullerene for an exclusive worldwide license (excluding Japan) to make, use, and sell fuel cells solely for use in transportation applications. The licensing agreement expires upon the expiration of the underlying patent application, which is 17 years upon the approval of the patent by the United States Patent and Trademark Office. As of the date of the audit report the patent application had not been approved. In exchange, the Company issued 30,100,000 shares of common stock to Fullerene. The asset was recorded at the fair market value of the shares of $451,500 (See Note 7).

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

Note 4.  RESEARCH AND DEVELOPMENT AGREEMENT

On August 21, 2002 the Company entered into an agreement with the University of California (the "University") to develop a commercially viable fuel cell, exploiting the Company's proprietary technology. The Company advanced the University $70,000 for the first phase, which was completed during February 2003. During March 2003 the Company advanced the University an additional $61,266 to begin work on the second phase of the research and development agreement. For the years ended December 31, 2003 and 2002, and the period from inception to December 31, 2003, the Company has charged $71,055, $50,000 and $121,055, respectively, to operations related to this agreement. Prepaid expense at December 31, 2003, includes $10,211 for research and development services to be provided through February 29, 2004.

Note 5.  LOAN PAYABLE - RELATED PARTY

On August 14, 2002 the Company received an unsecured non-interest bearing loan from a related party for $60,000 due September 14, 2002. On December 5, 2002 this note was cancelled and replaced with note extending the due date to August 14, 2004. Due to the fact that the loan is non-interest bearing and has a maturity greater than one year, the loan has been discounted at 7%. The unamortized discount at December 31, 2003 is $3,061.

                             PACIFIC FUEL CELL CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                        NOTES TO THE FINANCIAL STATEMENTS
                                DECEMBER 31, 2003

Note 6.  STOCKHOLDERS' (DEFICIT)

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

                             PACIFIC FUEL CELL CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                        NOTES TO THE FINANCIAL STATEMENTS
                                DECEMBER 31, 2003

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

During the year ended December 31, 2003, the Company had no equity transactions.

Stock purchase option
---------------------

On September 13, 2001, in connection with the Winz Co., Ltd. License agreement discussed in Note 3, the Company issued a 2-year option to purchase up to 1,000,000 shares of common stock at a price of $0.10 per share. The option was valued at $100,000, which was the fair market value on the date the warrant was issued. The option expired on September 13, 2003.

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

During the year ended December 31, 2002 management determined that license agreement with Fullerene was impaired and, accordingly, has recorded a loss on impairment of $451,500. The Company based their decision on the uncertainty of being able to raise sufficient capital in a timely manner to develop a commercially viable fuel cell technology.

                             PACIFIC FUEL CELL CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                        NOTES TO THE FINANCIAL STATEMENTS
                                DECEMBER 31, 2003

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

The types of temporary differences between the tax basis of assets and their financial reporting amounts that give rise to a significant portion of the deferred tax asset are as follows:

                                               Reconciling       Tax
                                                   Item         Effect
                                               -----------    ---------
Net operating loss carryforward                $   600,000    $ 204,000
                                               ===========    =========

The net operating loss carry forward will expire through 2023 and may be limited due to a significant change in ownership during 2001. The deferred tax asset has been fully reserved at December 31, 2003.

The change in the valuation allowance for the deferred tax asset during the year ended December 31, 2003 was $34,000.

Note 9.  RELATED PARTY TRANSACTIONS

During the period from May 5, 1998 (inception) to December 31, 1998, business associates of the then sole officer and director of the Company ("sole officer"), advanced the Company $15,000. The funds were used to pay for management fees, a legal retainer and to reduce the other payable to a related party. These advances were repaid through the issuance of 2,250,000 shares.

During the period from May 5, 1998 (inception) to December 31, 2001 shareholders of the Company loaned the Company an aggregate of $225,462. During the year ended December 31, 2000 the Company converted these advances into promissory notes, bearing interest at 9% and due on June 30, 2001. The face value of the promissory notes includes accrued interest of $12,684. During 2001 $101,050 was converted into common stock and $179,610 was converted into contributed capital.

As of December 31, 2003, the Company owes an officer and director $3,652, for travel and administrative expenses paid by this individual, on behalf of the Company.

                             PACIFIC FUEL CELL CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                        NOTES TO THE FINANCIAL STATEMENTS
                                DECEMBER 31, 2003

Note 10.  COMMITMENTS AND CONTINGENCIES

On August 1, 2003 the Company entered into a consulting agreement whereby the consultant will act as the Company's Vice President and Director of Research and Development. The term of the agreement is September 1, 2003 to August 31, 2004. The consultant will be paid a total of $30,000 and receive a 2 year option to purchase 100,000 shares of the Company's common stock at $0.05 per share only if the Company is successful at obtaining a grant it has applied for. If a successful fuel cell prototype ("prototype") is constructed the consultant will receive an additional 2 year option to purchase 100,000 shares at $0.05 per share and will also receive 5% of any equity funds raised by the Company after and directly related to, the successful prototype. As of December 31, 2003, the related prototype has not yet been developed, and accordingly, no amounts have been expended for such consulting services and no options have been granted pursuant to this agreement.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

     Our directors and officers as of the date of this Report are as follows:

               Name          Age                  Position
          --------------     ---       -------------------------------

          George Suzuki       60       President, Director

          Ken K. Inouye       60       Secretary, Treasurer, Director

          William Potts       61       Director

          Xin Wang            30       Vice President and Director of
                                       Research and Development

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

     William A. Potts, assumed his positions with us upon effectiveness of the Fullerene Agreement in August 2001. From February 1995 through 2002, Mr. Potts was President and Chief Operating Officer of Sungard/DML, Inc., New York, NY, a publicly held computer software and services company. In 2002, Mr. Potts retired. Mr. Potts received a Bachelor of Science degree from the Rochester Institute of Technology in 1967. Mr. Potts devotes only such time as necessary to our business, which time does not exceed 5% of his business time.

     Xin Wang assumed his position with us in December 2003. Prior, from July 2003 through December 2003, Mr. Wang was employed by the University of California at Riverside as a postdoctoral researcher. From March 2002 through July 2003, Mr. Wang was employed by the Hong Kong University of Science and Technology as a postdoctoral fellow. Mr. Wang received a PH.D. from Hong Kong University of Science and Technology in January 2002, a Masters Degree in Philosophy from Zhe Jiang University in March 1997 and a Bachelor of Science degree from Zhe Jiang University in 1994. Mr. Wang devotes approximately all of his business time to our business affairs.

MEETINGS OF THE BOARD OF DIRECTORS
AND COMMITTEES OF THE BOARD OF DIRECTORS

     Our operations are managed under the supervision of our Board of Directors, which has the ultimate responsibility for the establishment and implementation of our general operating philosophy, objectives, goals and policies.

     During fiscal 2003, our Board of Directors had one meeting. However, two of our directors who are also our officers, work together on a daily basis. Each of our directors attended all of the meetings of the Board of Directors and meetings of each of the Committees on which they served. In fiscal 2003, none of our directors received any fee for attending Board meetings, but all out of pocket expenses were reimbursed.

     During fiscal 2003, the Board of Directors had no committees. We generated no revenues from operations. Management intends to establish both an Audit Committee and Compensation Committee once we begin to generate revenues in the future.

ITEM 9B.  COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

     Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers, directors and person who own more than 10% of the Company's Common Stock to file reports of ownership and changes in ownership with the Securities and Exchange Commission. All of the aforesaid persons are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file. During our fiscal year ended December 31, 2003, our principal shareholder, Fullerene, assigned 1,00,000 of its shares in our Company to its president, who was retiring. Fullerene filed its Form 4 with the Securities and Exchange Commission relating to such assignment late. No other changes in the holdings of any officer, director or other person took place and therefor, no other reports were required to be filed.

ITEM 10.  EXECUTIVE COMPENSATION.

REMUNERATION

     The following table reflects all forms of compensation for services to us for the years ended December 31, 2003 and 2002 of our chief executive officer, as well as those persons who received in excess of $100,000 in annual compensation from us during the aforesaid time.

                           SUMMARY COMPENSATION TABLE

                                          Long Term Compensation
                                      -------------------------------
                  Annual Compensation         Awards          Payouts
                 -------------------- ----------------------- -------
                              Other
                              Annual  Restricted  Securities           All Other
 Name and                     Compen-    Stock    Underlying   LTIP     Compen-
Principal        Salary Bonus sation    Award(s) Options/SARs Payouts   sation
 Position  Year    ($)   ($)    ($)       ($)         (#)       ($)       ($)
---------- ----  ------ ----- ------- ---------- ------------ -------  ---------
George     2003  $    0 $   0 $     0 $        0       0      $     0  $       0
Suzuki,(1) 2002  $    0 $   0 $     0 $        0       0      $     0  $       0
Chairman,
President

     We have adopted a policy whereby we reimburse officers and directors for out of pocket expenses incurred by each of them in the performance of their relevant duties. However, we did not reimburse any officer or director for any such expenses during the fiscal year ended December 31, 2003.

     On August 1, 2003, we entered into a consulting agreement, as amended, whereby Xin Wang, the consultant, will act as our Vice President and Director of Research and Development. The term of the agreement is through August 31, 2004 and provides for annual compensation of $30,000 to be paid to him, provided that we first obtain a Phase I SBIR grant, which we have not obtained as of the date of this Report. Additionally, we have agreed to issue to Mr. Wang a 2 year option to purchase up to 100,000 shares of our common stock at an exercise price of $.05 per share. Further, if during the term of the agreement we construct a successful fuel cell prototype, Mr. Wang will receive a second option to purchase up to 100,000 shares of our common stock at an exercise price of $.05 per share, as well as a bonus equal to 5% of any additional funds (up to $1 million) which we raise after development of the successful fuel cell prototype. Mr. Wang is not engaged in any fund raising activities on our behalf.

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

                                                                      Percent
     Name and Address of                 Amount and Nature of           of
        Beneficial Owner                  Beneficial Ownership        Class(2)
     ----------------------              ----------------------       -------

     Fullerene USA, Inc.                       29,100,000(1)           45.8%
     1721 Garvey Ave., #A
     Alhambra, CA 91803

     Stephen G. Godwin                          6,000,000(1)            9.4%
     11854 Darlington Ave., #304
     Los Angeles, CA 90049

     Xin Wang                                     100,000(2)             *
     991 W. Blaine St.
     Apt. 94 Riverside, CA 92507

     All Directors and Executive               29,200,000(1)(2)        46.0%
     Officers as a Group (4 persons)
----------------
*    Less than 1%.

(1) Messrs. Suzuki and Inouye, two of our officers and each of whom is a director, each own 40.2% of Fullerene's issued and outstanding common stock. Further, in addition to the 6 million shares owned by Mr. Godwin referenced above, he owns approximately 19.4% interest in Fullerene USA, Inc.

(2) Includes an option to purchase up to 100,000 shares of our common stock at an exercise price of $.05 per share.

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

     At December 31, 2003, we had an outstanding loan in the amount of $56,939, due to Fullerene, USA, Inc., our majority stockholder. In regard to this loan, we originally received an unsecured, non-interest bearing loan for $60,000 which was due September 14, 2002. On December 5, 2002, this note was cancelled with the consent of Fullerene and replaced with a note extending the due date to August 14, 2004.

     In addition, we operate from our principal executive offices at 131 N. Tustin Ave., Suite 100, Tustin, CA 92780, which space is provided on a rent free basis pursuant to a verbal, month to month lease, by George Suzuki, our President and a director. This space consists of 700 square feet of executive office space.

     As of December 31, 2003, we owed one of our officers and directors $3,652 for travel and administrative expenses paid by this person on our behalf.

     Except as stated above or as stated elsewhere, no member of management, executive officer or security holder had any direct or indirect interest in any other transaction with us.

                                     PART IV

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits. The following exhibit is attached to this Report

Exhibit No.      Description
-----------      -----------

    31 Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
    32 Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Following are a list of exhibits which we previously filed in other reports which we filed with the SEC, including the exhibit No., description of the exhibit and the identity of the Report where the exhibit was filed.

    2.1*         Corporate Charter
    2.2*         Articles of Incorporation
    2.3*         Amendment of Articles of Incorporation
    2.4*         Bylaws
    2.5**        Amendment to Articles of Incorporation
   10.1**        Agreement between the Company and Fullerene, USA, Inc.
---------------------
* Filed with the Securities and Exchange Commission in the Exhibits to Form 10-SB filed on November 10, 1999, and are incorporated by reference herein.

** Filed with the Securities and Exchange Commission in the Exhibits to Form 8-K filed on September 6, 2001, and are incorporated by reference herein.

(b) Reports on Form 8-K.

     In the last fiscal quarter of the fiscal year ended December 31, 2003, we did not file any reports on Form 8-K.

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

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 23, 2004.

                                         PACIFIC FUEL CELL CORP.
                                         (Registrant)


                                         By: s/ George Suzuki
                                            -----------------------------------
                                            George Suzuki, President


     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 23, 2004.



                                         s/ George Suzuki
                                         --------------------------------------
                                         George Suzuki, Director


                                         s/ Ken K. Inouye
                                         --------------------------------------
                                         Ken K. Inouye, Director


                                         --------------------------------------
                                         William Potts, Director