Form 10QSB
period 2004-03-31
PACIFIC FUEL CELL CORP
filed 2004-05-14
CIK 1098578

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB

                             Quarterly Report Under
                       the Securities Exchange Act of 1934

                        For Quarter Ended: March 31, 2004

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
-----    ----

The number of shares of the registrant's only class of common stock issued and outstanding as of May 13, 2004, was 73,440,000 shares.

                                     PART I

ITEM 1. FINANCIAL STATEMENTS.

     Our unaudited financial statements for the three month period ended March 31, 2004, are attached hereto.

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

     We did not generate any revenues during the three month period ended March 31, 2004. During the three month period ended March 31, 2004, we incurred costs and expenses totaling $22,828, including $10,211 in research and development costs and $12,617 in selling, general and administrative expense. During the three month period ended March 31, 2003, we incurred a net loss of $34,770, which consisted of selling, general and administrative expense. As a result, we incurred a net loss of $(22,828) during the three month period ended March 31, 2004, compared to a net loss of $(34,770) for the similar period ended March 31, 2003.. Because we did not generate any revenues during the three month period ended March 31, 2004, or prior thereto, following is our Plan of Operation, rather than a comparison of results of operations.

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

     On November 21, 2002, we entered into an agreement with the University of California at Riverside to develop a commercially viable fuel cell prototype. The initial term of this agreement ran through February 2003. In February 2003, we entered into an amendment which extended the term of this agreement through February 29, 2004. On May 4, 2004, this agreement was extended again, through April 30, 2005. Pursuant to the terms of this agreement, as amended, we have agreed to reimburse the University for all costs and expenses incurred, both direct and indirect, in an amount not to exceed $131,266, pursuant to a budget agreed to by the parties. The University, through its SMART program, provides matching funds for all direct costs applicable to development of our project. We tendered an initial payment of $70,000 upon execution of the initial agreement, and a second advance payment of $61,266 was tendered in March 2003, pursuant to our exercise of our option to extend this agreement. In order to allow us to make these initial payments, we borrowed funds from Fullerene. See "Part II, Item, 6, Management's Discussion - Liquidity and Capital Resources" below for the terms applicable to this obligation. As a result of the amendment extending this agreement which was executed in May 2004, we are required to make additional payments totaling $150,486, including $50,005, which is currently due, $50,229, which is due on or before May 1, 2005, with the balance of $50,252 due May 1, 2006. Our ability to make these payment obligations are expected to be derived from future financings, which are being negotiated as of the date of this report. See "Liquidity and Capital Resources," below. However, if this proposed financing does not occur, we expect that we will be able to obtain the necessary funding through loans from our affiliates. All information which we provide to the University has been deemed confidential for a period of one (1) year after expiration or termination of the agreement.

     As previously reported, we have applied for additional matching funds through the SMART program. We recently obtained a favorable decision and expect a grant of approximately $120,000 to be provided over the next three years. This also provides a multi-year relationship with the University of California at Riverside.

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

LIQUIDITY AND CAPITAL RESOURCES

     At March 31, 2004, we had $12,847 in cash. We had $10,207 in accounts payable, plus $3,652 in accounts payable to an affiliate. We also had an outstanding loan in the amount of $67,941, due to Fullerene, USA, Inc., our majority stockholder. In regard to this loan, we originally received an unsecured, non-interest bearing loan for $60,000 which was due September 14, 2002. On December 5, 2002, this note was cancelled with the consent of Fullerene and replaced with a note extending the due date to August 14, 2004.

     We believe our next step in the implementation of our business plan is to develop a viable manufacturing prototype which, if it meets expectations, will be ready to be placed in production. We hope to accomplish this objective by opening our own laboratory to develop this additional prototype. We estimate that this will require us to raise a minimum of $1 million in additional debt or equity capital and there are no assurances that we will be able to raise this capital in the future. We are currently engaged in various discussions with interested parties to provide these funds. Specifically, we have entered into what we believe to be serious negotiations with an unaffiliated entity to loan us the principal amount of $1 million. It is anticipated that, if this financing does occur, of which there can be no assurance, this third party will loan us funds pursuant to the terms of a redeemable convertible debenture. Any such conversion may result in significant dilution to our existing stockholders. Relevant thereto, as of the date of this report, we have caused to be issued 10,000,000 shares of our common stock, which certificate has been placed into escrow at the request of the proposed investor, as security for the proposed debenture, pending successful negotiation of definitive terms. However, we do not expect that all of these shares will be released in the event of conversion. While no assurances can be provided, if this financing closes, the conversion rate is expected to be consistent with the lower end of the bid prices of our common stock over the 40 trading days prior to conversion. The balance of this stock is expected to be returned to our treasury. In addition, in the event we do not reach mutually agreeable terms with this investor, these shares will be returned to our treasury. However, as of the date of this report, we have no definitive agreement with any third party to provide us with financing. If successfully closed, we intend to use a portion of the funds to build our own laboratory and finalize a commercial prototype, while continuing to conduct research at the University of California at Riverside.

     The inability to obtain sufficient funds from external sources when needed will have a material adverse affect on our results of operations and financial condition.

TRENDS

     Since our announcement of the successful development of a carbon nanotube support base fuel cell electrode in November 2003, we have been receiving a significant amount of attention from the investment community. In this regard, while there are no assurances, we are hopeful that we will be able to raise approximately $1 million in additional funding in order to allow us to build our own laboratory, to be located in the vicinity of the University of California at Riverside, in order to produce and demonstrate to fuel cell manufacturers a commercially viable prototype. See "Liquidity and Capital Resources," above.

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

INFLATION

     Although our operations are influenced by general economic conditions, we do not believe that inflation had a material affect on our results of operations during the three month period ended March 31, 2004.

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

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS - None

ITEM 2. CHANGES IN SECURITIES.

     We did not issue any of our securities during the three month period ended March 31, 2004.

Subsequent Event

     In May 2004, we caused to be issued 10,000,000 shares of our common stock, which certificate has been placed into escrow at the request of the proposed investor, pending successful negotiation of definitive terms. In the event we do not reach mutually agreeable terms with this investor, these shares will be returned to our treasury. See "Part I, Item 2, Liquidity and Capital Resources," above, for a more detailed description of this transaction.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K -

     (a) Exhibits

         31. Certification of Financial Statements in accordance with Section 302 of the Sarbanes-Oxley Act of 2002

         32. Certification of Financial Statements in accordance with Section 906 of the Sarbanes-Oxley Act of 2002

     (b) Reports on Form 8-K.

     We did not file any reports on Form 8-K during the three month period ended March 31, 2004.

                            PACIFIC FUEL CELL CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                                  BALANCE SHEET
                                 MARCH 31, 2004
                                   (UNAUDITED)


                                     ASSETS

CURRENT ASSETS
   Cash                                                            $   12,847
                                                                   ----------
          Total current assets                                         12,847
                                                                   ----------

OTHER ASSETS                                                            1,685
                                                                   ----------

                                                                   $   14,532
                                                                   ==========


                     LIABILITIES AND STOCKHOLDERS' (DEFICIT)

CURRENT LIABILITIES
   Accounts payable                                                $   10,207
   Accounts payable - related party                                     3,652
                                                                   ----------
         Total current liabilities                                     13,859
                                                                   ----------

LOAN PAYABLE - RELATED PARTY                                           67,941
                                                                   ----------
STOCKHOLDERS' (DEFICIT)
  Preferred stock, $0.01 par value, 1,000,000 shares
     authorized, none outstanding                                           -
  Common stock, $0.001 par value, 20,000,000 shares
     authorized, 63,440,000 shares issued and outstanding              63,440
  Additional paid in capital                                        1,261,957
  (Deficit) accumulated during the development stage               (1,392,665)
                                                                   ----------
                                                                      (67,268)
                                                                   ----------

                                                                   $   14,532
                                                                   ==========

    The accompanying notes are an integral part of the financial statements.

                            PACIFIC FUEL CELL CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                                For the Period
                                                Three months    Three months      May 5, 1998
                                                   ended           ended        (inception) to
                                               March 31, 2004  March 31, 2003   March 31, 2004
                                               --------------  --------------   --------------
REVENUE                                        $           --  $           --   $        6,172
                                               --------------  --------------   --------------
COSTS AND EXPENSES
  Selling, general and administrative                  12,617          34,770          516,424
  Stock compensation                                       --              --          240,000
  Amortization                                             --              --           11,645
  Research and development                             10,211              --          131,266
  Loss on asset impairment                                 --              --          510,667
  Loss on disposal of property and equipment               --              --            3,391
                                               --------------  --------------   --------------
       Total operating expenses                        22,828          34,770        1,413,393
                                               --------------  --------------   --------------

OPERATING (LOSS)                                      (22,828)        (34,770)      (1,407,221)
                                               --------------  --------------   --------------
OTHER INCOME (EXPENSE)
  Interest expense                                     (1,002)           (935)         (19,603)
  Foreign currency transaction (loss)                      --              --             (168)
  Gain on forgiveness of debt                              --              --           35,500
  Other                                                     2               3           (1,173)
                                               --------------  --------------   --------------
                                                       (1,000)           (932)          14,556
                                               --------------  --------------   --------------

NET (LOSS)                                     $      (23,828) $      (35,702)  $   (1,392,665)
                                               ==============  ==============   ==============

PER SHARE INFORMATION

WEIGHTED AVERAGE SHARES OUTSTANDING -
  BASIC AND DILUTED                                63,440,000      63,440,000       19,621,696
                                               ==============  ==============   ==============

NET (LOSS) PER COMMON SHARE                    $        (0.00) $        (0.00)  $        (0.07)
                                               ==============  ==============   ==============


    The accompanying notes are an integral part of the financial statements.

                            PACIFIC FUEL CELL CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                For the Period
                                                  Three months   Three months     May 5, 1998
                                                      ended         ended       (inception) to
                                                 March 31, 2004  March 31,2003  March 31, 2004
                                                 --------------  -------------  --------------
CASH FLOWS FROM OPERATING ACTIVITIES             $       (9,241) $     (75,297) $     (528,578)
                                                 --------------  -------------  --------------

CASH FLOWS FROM INVESTING ACTIVITIES                         --             --          (9,891)
                                                 --------------  -------------  --------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from loans payable - shareholders             10,000             --         295,462
  Payments on loans payable - shareholders                   --             --         (11,083)
  Proceeds from stock issuances                              --             --         266,937
                                                 --------------  -------------  --------------
Net cash provided by financing activities                10,000             --         551,316
                                                 --------------  -------------  --------------

              Net increase (decrease) in cash               759        (75,297)         12,847

CASH AT BEGINNING OF PERIOD                              12,088        100,822              --
                                                 --------------  -------------  --------------
CASH AT END OF PERIOD                            $       12,847  $      25,525  $       12,847
                                                 ==============  =============  ==============


    The accompanying notes are an integral part of the financial statements.

                            PACIFIC FUEL CELL CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                        NOTES TO THE FINANCIAL STATEMENTS
                                 MARCH 31, 2004
                                   (UNAUDITED)

Note 1.  Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. They do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation, have been included in the accompanying unaudited financial statements. Operating results for the periods presented are not necessarily indicative of the results that may be expected for the full year. For further information, refer to the financial statements and notes therto, included in the Company's Form 10-KSB as of and for the two years ended December 31, 2003.

Note 2.  Going Concern

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern. The Company has incurred losses since inception of $1,392,665, and is reliant on raising capital to initiate its business plan. The Company is exploring options to expand operations and raise additional funds through equity and debt financing, however, the Company has no commitment from any party to provide additional capital and there is no assurance that such funding will be available when needed, or if available, that its terms will be favorable or acceptable to the Company.

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

Note 4.  Research and Development

On August 21, 2002 the Company entered into a one-year agreement with the University of California (the "University") to develop a commercially viable fuel cell. The Company has advanced the University $131,266 to fund the project, which had an original completion date of August 26, 2003. The Company and the University entered into an agreement to extend the completion date to February 29, 2004. Research and development costs for the three months ended March 31, 2004 of $10,211 were charged to expenses when incurred. On May 4, 2004, the agreement was further extended through April 30, 2005. Pursuant to this extension, the Company will be required to make additional payments in the aggregate amount of $150,486, including $50,005 which is currently due. A payment of $50,229 is due on or before May 1, 2005 and the balance of $50,252 is due on May 1, 2006.

Note 5.  Subsequent Stock Issuance

In May of 2004, the Company caused 10,000 shares of its unrestricted common stock to be issued in connection with the negotiation of redeemable convertible debentures, in the aggregate amount of up to $1,000,000. The shares are held in escrow and will be returned to the Company's treasury in the event the negotiations do not result in a definitive agreement. As of the date of this filing, no agreement relating to the debentures has been executed.

                                   SIGNATURES


     Pursuant to the requirements of Section 12 of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         PACIFIC FUEL CELL CORP.
                                         (Registrant)

                                         Dated: May 13, 2004



                                         By: s/ Ken Inouye
                                            -----------------------------------
                                            Ken Inouye, Secretary & Treasurer