Form 10QSB
period 2004-06-30
PACIFIC FUEL CELL CORP
filed 2004-08-20
CIK 1098578

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB

                             Quarterly Report Under
                       the Securities Exchange Act of 1934

                        For Quarter Ended: June 30, 2004

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
-----     -----

The number of shares of the registrant's only class of common stock issued and outstanding as of August 19, 2004, was 65,443,971 shares.

                                     PART I

ITEM 1. FINANCIAL STATEMENTS.

     Our unaudited financial statements for the three month and six month periods ended June 30, 2004, are attached hereto.

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

     In April 2004, we, along with a then newly created wholly owned subsidiary of our company, PFCE Acquisition Corp, a Nevada corporation, entered into an Agreement and Plan of Merger with Cellfoods Corporation, a Nevada corporation ("Cellfoods"), whereby our wholly owned subsidiary merged with and into Cellfoods, which survived this transaction and is currently a wholly owned subsidiary. Effective on or about May 17, 2004, this merger was consummated. Cellfoods is a development stage corporation that was organized on November 1, 2001, and is engaged in the business of developing a new, more nutritious soybean powder for use in food preparation. This product has a greater shelf life than current soybean powders. The principal product, Soycell Powder, is a uniquely processed soybean powder whereby each cell of the soybean is separated by an exzymatic process. Because the powder remains in cellular formation, it does not smell or taste like conventional soybean powder or flour. It has very little taste or smell, which makes it easier to be used as an additive or filler in recipes and food products. The product and be produced and stored for up to 6 months or more without degradation, compared to conventional soybean powder, which is good for only 3 months before degradation occurs.

     As of the date of this Report, we are considering "spinning off" Cellfoods as a separate public company in the future, but no definitive decision has been reached in this regard.

     We did not generate any revenues during the six month period ended June 30, 2004. During the six month period ended June 30, 2004, we incurred costs and expenses totaling $59,682, including $17,462 in research and development costs and $31,574 in selling, general and administrative expense. As a result, we incurred a net loss of $(59,682) during the six month period ended June 30, 2004. Because we did not generate any revenues during the six month period ended June 30, 2004, following is our Plan of Operation, rather than a comparison of results of operations.

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

     On November 21, 2002, we entered into an agreement with the University of California at Riverside to develop a commercially viable fuel cell prototype. The initial term of this agreement ran through February 2003. In February 2003, we entered into an amendment which extended the term of this agreement through February 29, 2004. On May 4, 2004, this agreement was extended again, through April 30, 2007. Pursuant to the terms of this agreement, as amended, we have agreed to reimburse the University for all costs and expenses incurred, both direct and indirect, in an amount not to exceed $181,271, pursuant to a budget agreed to by the parties. The University, through its SMART program, provides matching funds for all direct costs applicable to development of our project. We tendered an initial payment of $70,000 upon execution of the initial agreement, and a second advance payment of $61,266 was tendered in March 2003, pursuant to our exercise of our option to extend this agreement. As a result of the amendment extending this agreement which was executed in April 2004, we are required to make additional payments totaling $150,486, including $50,005, which was paid in May 2004, $50,229, which is due on or before May 1, 2005, with the balance of $50,252 due May 1, 2006. All information which we provide to the University has been deemed confidential for a period of one (1) year after expiration or termination of the agreement.

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

     We intend to use our proprietary technology to severely reduce or eliminate the need for platinum as a catalyst. We believe our next step in the implementation of our business plan is to develop a viable manufacturing prototype which, if it meets expectations, will be ready to be placed in production. In order to accomplish this objective, we have opened our own laboratory to develop this additional prototype. We were able to open this new lab as a result of receipt of funding more fully described under "Liquidity and Capital Resources," below.

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

Liquidity and Capital Resources

     At June 30, 2004, we had $739,849 in cash. We had $1,292 in accounts payable, plus $917 in accrued interest payable.

     In May 2004, we entered into a financing arrangement with HEM Mutual Assurance LLC, Minneapolis, Minnesota, an accredited investor (as that term is defined under Rule 501, Regulation D, promulgated under the Securities Act of 1933, as amended) to issue up to $1,000,000 in aggregate principal amount of convertible debentures pursuant to Rule 504 of Regulation D under the Securities Act of 1933, as amended. These Debentures were originally issued by Cellfoods in two separate convertible debentures of $997,000 and $3,000, respectively (hereinafter referred to in the aggregate as the "Debentures"). As of the date of this Report, an aggregate of approximately $541,716 has been converted by the Debenture Holder into shares of our common stock. See "Part II, Item 2, Changes in Securities," below.

     We believe our next step in the implementation of our business plan is to develop a viable manufacturing prototype which, if it meets expectations, will be ready to be placed in production. We hope to accomplish this objective by opening our own laboratory to develop this additional prototype, which is now open as a result of the financing described above.

     We also had outstanding loans in the principal amount of $60,000 and $10,000, due to Fullerene, USA, Inc., our majority stockholder. In regard to the $60,000 loan, we originally received an unsecured, non-interest bearing loan for $60,000 which was due September 14, 2002. On

December 5, 2002, this note was cancelled with the consent of Fullerene and replaced with a note extending the due date to August 14, 2004. Both of these notes have been paid in full, during the period ended June 30, 2004.

     We believe that we currently have sufficient funds available for us to continue to implement our business plan for the next 12 months. However, we estimate that we will require an additional $2.5 million in additional debt or equity capital to fully implement our business plan in the future and there are no assurances that we will be able to raise this capital when needed. However, while there are no definitive agreements in place as of the date of this Report, we are currently engaged in various discussions with interested parties to provide these funds or otherwise enter into a strategic alliance to provide such funding. The inability to obtain sufficient funds from external sources when needed will have a material adverse affect on our results of operations and financial condition.

Subsequent Event

     In July 2004, we received notice that we had been selected by the United States Department of Energy for a Phase I STTR (Small Business Technology Transfer) grant. We expect to receive an initial grant in the amount of $100,000 beginning in September 2004. We intend to apply for additional grant money from the US government, as well as other potential sources, in the future. There are no assurances that our applications will be approved.

Trends

     Since our announcement of the successful development of a carbon nanotube support base fuel cell electrode in November 2003, we have been receiving a significant amount of attention from the investment community. In this regard, while there are no assurances, we are hopeful that we will be able to raise approximately $2.5 million in additional funding in order to allow us to produce and demonstrate to fuel cell manufacturers a commercially viable prototype. See "Liquidity and Capital Resources," above.

     Our new laboratory is also expected to function as a hub to attract additional researchers from the University of California at Riverside, which is on the path to become a leader in the nano- technology field. We believe that there are many potential useful applications of nano-technology which can be expected in the immediate future, including fuel cells and flat panel displays. Also at this laboratory, functional prototypes will be made before bringing in manufacturers. Our plan is to have the manufacturers inspect the prototype once completed in order to generate their own test production unit. If successful, manufacturing can commence producing products in quantity in less than 12 months. We foresee the initial application to be a battery replacement for cell phones, mobile notebook computers/laptops and other applicable applications. This segment is known as the micro fuel cell market. We expect that these fuel cells will eventually be produced like modular computer chips and components.

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

Inflation

     Although our operations are influenced by general economic conditions, we do not believe that inflation had a material affect on our results of operations during the six month period ended June 30, 2004.

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

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS - None

ITEM 2. CHANGES IN SECURITIES

     In May 2004, we issued 30,000,000 shares of our common stock into escrow pursuant to the terms and conditions contained in the definitive agreements relating to the convertible debenture more fully described in "Part I, Item 2, Liquidity and Capital Resources," above. As of June 30, 2004, we issued an aggregate of 1,203,969 of these escrowed shares for aggregate consideration of approximately $324,115 (approximately $.25 per share). In the event we either repay the outstanding Debenture or no other shares are issued pursuant to conversion of the same, the balance of the shares will be returned to our treasury.

Subsequent Events

     In July 2004, the holder of our Convertible Debentures elected to convert a portion of this outstanding Debenture into an additional 800,002 shares of our common stock at a conversion price of approximately $.27 per share.

     In addition, in August 2004, we entered into a consulting agreement with an individual to assist us in the development and implementation of strategies relating to our fuel cell prototype, as well as merger, acquisition or joint venture opportunities. In consideration therefore, we issued this individual a three (3) year option to purchase up to 250,000 shares of our common stock at an exercise price of $.035 per share, the market price of our common stock when the agreement was reached. If certain goals are met, this individual will also be entitled to receive options to purchase up to an additional 2,250,000 shares of our common stock at a price to be determined in the future, based upon our then current market price of our common stock. The aforesaid options to purchase the 2,250,000 shares have not yet vested as of the date of this Report.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K -

     (a) Exhibits

         31. Certification of Financial Statements in accordance with Section 302 of the Sarbanes-Oxley Act of 2002

         32. Certification of Financial Statements in accordance with Section 906 of the Sarbanes-Oxley Act of 2002

     (b) Reports on Form 8-K.

     In May 2004, we filed a report on Form 8-K, advising that a newly created wholly owned subsidiary of ours and Cellfoods Corporation, a Nevada corporation ("Cellfoods"), entered into an Agreement and Plan of Merger whereby, subject to the conditions stated therein, at the effective time of the merger, this subsidiary company would merge with and into Cellfoods, which will survive as a wholly owned subsidiary of our company. Effective on or about May 17, 2004, this merger was consummated and we acquired Cellfoods.

     Cellfoods is a development stage corporation that was organized on November 1, 2001, engaged in the business of developing soybean powder for use in food preparation. Cellfoods had immaterial assets and liabilities as of June 30, 2004. The balance of the information contained in the aforesaid Form 8-K is incorporated herein as if set forth.

                            PACIFIC FUEL CELL CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                           CONSOLIDATED BALANCE SHEET
                                  JUNE 30, 2004
                                   (UNAUDITED)


                                     ASSETS

CURRENT ASSETS

   Cash                                                             $   739,849
   Accounts receivable                                                   36,297
   Prepaid expense                                                       43,755
                                                                    -----------
          Total current assets                                          819,901
                                                                    -----------

OTHER ASSETS
   License                                                                1,685
   Deferred debenture costs                                             133,374
                                                                    -----------
                                                                        135,059
                                                                    -----------

                                                                    $   954,960
                                                                    ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                                                  $     1,292
  Accrued interest payable                                                  917
                                                                    -----------
          Total current liabilities                                       2,209
                                                                    -----------

CONVERTIBLE REDEEMABLE DEBENTURES PAYABLE                               697,000
                                                                    -----------
STOCKHOLDERS' EQUITY
  Preferred stock, $0.01 par value, 1,000,000 shares
     authorized, none outstanding                                            --
  Common stock, $0.001 par value, 200,000,000 shares
     authorized, 64,650,069 shares issued and outstanding                64,650
  Additional paid in capital                                          1,619,620
  (Deficit) accumulated during the development stage                 (1,428,519)
                                                                    -----------
                                                                        255,751
                                                                    -----------

                                                                    $   954,960
                                                                    ===========

    The accompanying notes are an integral part of the financial statements.

                            PACIFIC FUEL CELL CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                                                               For the Period
                                                                                                                May 5, 1998
                                                Three months ended June 30,     Six months ended June 30,      (inception) to
                                                   2004             2003           2004            2003        June 30, 2004
                                               ------------    ------------    ------------    ------------    -------------
REVENUE                                        $         --    $         --    $         --    $         --    $       6,172
                                               ------------    ------------    ------------    ------------    -------------

COSTS AND EXPENSES
  Research and development                            7,251          15,317          17,462          40,422          138,517
  Purchased research and development                  2,562              --           2,562              --            2,562
  Selling, general and administrative                21,766           6,343          31,574          16,008          535,381
  Stock compensation                                     --              --              --              --          240,000
  Amortization                                           --              --              --              --           11,645
  Financing cost                                      3,526              --           3,526              --            3,526
  Loss on asset impairment                               --              --              --              --          510,667
  Loss on disposal of property and equipment             --              --              --              --            3,391
                                               ------------    ------------    ------------    ------------    -------------
       Total operating expenses                      35,105          21,660          55,124          56,430        1,445,689
                                               ------------    ------------    ------------    ------------    -------------

OPERATING (LOSS)                                    (35,105)        (21,660)        (55,124)        (56,430)      (1,439,517)
                                               ------------    ------------    ------------    ------------    -------------

OTHER INCOME (EXPENSE)
  Interest expense                                   (4,092)           (951)         (5,095)         (1,886)         (23,695)
  Foreign currency transaction (loss)                    --              --              --              --             (168)
  Gain on forgiveness of debt                            --              --              --              --           35,500
  Other                                                 534               3             537               7             (639)
                                                               ------------    ------------    ------------    -------------
                                                     (3,558)           (948)         (4,558)         (1,879)          10,998
                                               ------------    ------------    ------------    ------------    -------------

NET (LOSS)                                     $    (38,663)   $    (22,608)   $    (59,682)   $    (58,309)   $  (1,428,519)
                                               ============    ============    ============    ============    =============

PER SHARE INFORMATION

WEIGHTED AVERAGE SHARES OUTSTANDING -
  BASIC AND DILUTED                              63,935,843      63,440,000      63,689,472      63,440,000       38,118,077
                                               ============    ============    ============    ============    =============

NET (LOSS) PER COMMON SHARE                    $      (0.00)   $      (0.00)   $      (0.00)   $      (0.00)   $       (0.04)
                                               ============    ============    ============    ============    =============

    The accompanying notes are an integral part of the financial statements.

                            PACIFIC FUEL CELL CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                                                               For the Period
                                                                                May 5, 1998
                                                   Six months ended June 30,   (inception) to
                                                      2004           2003       June 30, 2004
                                                  -----------    -----------    -------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net cash flows (used in) operating activities   $   (92,237)   $   (78,928)   $    (611,574)
                                                  -----------    -----------    -------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Net cash flows (used in) investing activities        16,898             --            7,007
                                                  -----------    -----------    -------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from loans payable - shareholders           10,000             --          295,462
  Payments on loans payable - shareholders            (70,000)            --          (81,083)
  Proceeds of debenture issue                       1,000,000             --        1,000,000
  Deferred debenture costs                           (136,900)            --         (136,900)
  Proceeds from stock issuances                            --             --          266,937
                                                  -----------    -----------    -------------
Net cash provided by financing activities             803,100             --        1,344,416
                                                  -----------    -----------    -------------
              Net increase (decrease) in cash         727,761        (78,928)         739,849

CASH AT BEGINNING OF PERIOD                            12,088        100,822               --
                                                  -----------    -----------    -------------
CASH AT END OF PERIOD                             $   739,849    $    21,894    $     739,849
                                                  ===========    ===========    =============

NON-CASH FINANCING ACTIVITIES
   Conversion of debentures to common stock       $   303,121    $        --    $     303,121
                                                  ===========    ===========    =============
   Issuance of stock in Cellfoods acquisition     $     2,562    $        --    $       2,562
                                                  ===========    ===========    =============

    The accompanying notes are an integral part of the financial statements.

                            PACIFIC FUEL CELL CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2004
                                   (UNAUDITED)

Note 1.  Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. They do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation, have been included in the accompanying unaudited financial statements. Operating results for the periods presented are not necessarily indicative of the results that may be expected for the full year. For further information, refer to the financial statements and notes therto, included in the Company's Form 10-KSB as of and for the year ended December 31, 2003.


Note 2.  Going Concern

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern. The Company has incurred losses since inception of $1,428,519, and is reliant on raising capital to initiate its business plan, and has no revenue generating operations. The Company is exploring options to expand operations and raise additional funds through equity and debt financing, however, the Company has no commitment from any party to provide additional capital and there is no assurance that such funding will be available when needed, or if available, that its terms will be favorable or acceptable to the Company.

The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.


Note 3  Earnings Per Share

The Company calculates net income (loss) per share as required by Statement of Financial Accounting Standard 128, "Earnings per Share." Basic earnings (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares and dilutive common stock equivalents outstanding.

During the periods presented, common stock equivalents were not considered, as their effect would be anti-dilutive.


Note 4.  Research and Development

On August 21, 2002 the Company entered into a one-year agreement with the University of California (the "University") to develop a commercially viable fuel cell. The Company has advanced the University $131,266 to fund the project, which had an original completion date of August 26, 2003. The Company and the University entered into an agreement to extend the completion date to February 29, 2004. On May 4, 2004, the agreement was further extended through April 30, 2007. Pursuant to this extension, the Company had made an initial payment of $50,005 and will be required to make additional payments in the aggregate amount of $100,481. A payment of $50,229 is due on or before May 1, 2005 and the balance of $50,252 is due on May 1, 2006. Research and development costs for the three months and six months ended June 30, 2004 of $7,251 and $17,462, respectively, were charged to expenses when incurred.


Note 5.  Merger Agreement

Effective May 14, 2004, the Company, Cellfoods Corporation ("Cellfoods") and a wholly-owned subsidiary of the Company, PFCE Acquisition Corp. ("Sub") consummated an Agreement and Plan of Merger, whereby Sub was merged with and into Cellfoods. All of the Cellfoods' issued and outstanding common shares were exchanged for 6,100 shares of the Company's $.001 par value common stock, at a conversion ratio of .01 to 1, as a tax-free reorganization pursuant to Section 365(a) of the Internal Revenue Code. Cellfoods had no operations for the period from May 14, 2004 through June 30, 2004.

Note 6.  Convertible Debentures

In May 2004, Cellfoods completed a private placement with an accredited investor (as defined under Rule 501, Regulation D, promulgated under the Securities Act of 1933, as amended) to issue up to $1,000,000 in the aggregate principal amount of convertible debentures, pursuant to Rule 504 of Regulation D under the Securities Act of 1933, as amended. The debentures were initially issued as two separate debentures in the amount of $997,000 and $3,000, respectively, bear interest at 1% per annum and mature in five years. Pursuant to the terms of the merger discussed above (Note 5), the Company has assumed the obligations and benefits of Cellfoods, including the obligation under the Debenture agreement. The Company received net proceeds of $863,100 after payment of deferred debenture costs of $136,900. The deferred debenture costs are being amortized over the five year term of the debentures. As of June 30, 2004, the remaining principal under the debentures, after giving effect to the conversion of $303,000 plus accrued interest of $115 (Note 7), is $697,000. Accrued interest thereon is $917 at June 30, 2004.

Note 7.  Stock Issuance

In May 2004, the Company caused 30,000,000 shares of its unrestricted common stock to be issued in connection with the issuance of the debentures discussed above in Note 5. The shares are held in escrow and will be returned to the Company's treasury to the extent the debentures are not converted.

During the quarter ended June 30, 2004, a total of 1,203,969 shares of the Company's common stock were issued upon conversion of the convertible redeemable debentures discussed above, in the amount of $303,000 plus accrued interest of $115 (approximately $.25 per share). An additional 6,100 shares of common stock were issued in connection with the merger with Cellfoods.


Note 8.  Subsequent Events

Issuance of common stock

In July 2004, the debenture holder elected to convert $217,202 of the outstanding debenture plus interest of $399 to 800,002 shares of the Company's common stock. During August of 2004 an additional $21,514 of debentures were converted into 6,300 shares.

Consulting agreement

Effective August 1, 2004, The Company entered into a consulting agreement with an individual for services to be rendered in connection with the development and implementation of strategies regarding the Company's fuel cell prototype, as well as merger, joint venture or acquisition opportunities. As consideration, the Company has agreed to pay the consultant $1,500 per month for 36 months and issued the individual a three year option to purchase up to 250,000 shares of the Company's common stock, at an exercise price of $.35 per share, the fair market value of the stock on the date the agreement was consummated. The initial options vested fully upon execution of the agreement. In addition, if certain performance goals are met, the individual will be entitled to receive options to purchase up to an additional 2,250,000 shares of the Company's common stock, at prices to be determined in the future, based on the then fair market value of the stock.

Operating lease

In August 2004, the Company entered into a three year operating lease agreement with an unrelated entity, for laboratory space effective September 1, 2004. The lease calls for thirty six monthly payments of $3,059, continuing through August 31, 2007.

Grant

In July, 2004, the Company was selected by the U.S. Department of Energy for a Phase I STTR (Small Business Technology Transfer) grant, and anticipates receiving an initial grant of $100,000, beginning in September, 2004.

                                   SIGNATURES


     Pursuant to the requirements of Section 12 of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      PACIFIC FUEL CELL CORP.
                                      (Registrant)

                                      Dated: August 19, 2004



                                      By:s/ Ken Inouye
                                         --------------------------------------
                                         Ken Inouye, Secretary & Treasurer