Form 10QSB
period 2004-09-30
PACIFIC FUEL CELL CORP
filed 2004-11-16
CIK 1098578

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB

                             Quarterly Report Under
                       the Securities Exchange Act of 1934

                      For Quarter Ended: September 30, 2004

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes
  X     No.
-----       -----

The number of shares of the registrant's only class of common stock issued and outstanding as of November 15, 2004, was 66,438,354 shares.

                                     PART I

ITEM 1.  FINANCIAL STATEMENTS.

     Our unaudited financial statements for the nine month period ended September 30, 2004, are attached hereto.

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

     In April, 2004, we, along with a then newly created wholly owned subsidiary of our company, PFCE Acquisition Corp, a Nevada corporation, entered into an Agreement and Plan of Merger with Cellfoods Corporation, a Nevada corporation ("Cellfoods "), whereby our wholly owned subsidiary merged with and into Cellfoods, which survived this transaction and is currently a wholly owned subsidiary. Effective on or about May 14, 2003, this merger was consummated. Cellfoods is a development stage corporation that was organized in January 2003, and is engaged in the business of developing a new, better tasting and more nutritious soybean powder for use in food preparation. This product has a greater shelf life than current soybean powders. The principal product, Soycell Powder, is a uniquely processed soybean powder whereby each cell of the soybean is separated by an exzymatic process. Because the powder remains in cellular formation, it does not smell or taste like conventional soybean powder or flour. It has very little taste or smell, which makes it easier to be used as an additive or filler in recipes and food products. The product can be produced and stored for up to 6 months or more without degradation, compared to conventional soybean powder, which is good for only 3 months before degradation occurs.

     As of the date of this Report, we are considering "spinning off" Cellfoods as a separate public company in the future and we expect to begin this process in the near future.

     We did not generate any revenues during the nine month period ended September 30, 2004. During the nine month period ended September 30, 2004, we incurred costs and expenses totaling $178,354, including $34,463 in research and development costs, $50,958 in selling, general and administrative expense and $80,000 of non-cash stock compensation expense, as compared to costs and expenses of $75,004 during the comparable period in 2003, an increase of $103,350. This increase was primarily attributable to $31,693 in increased general and administrative expense, which arose from professional fees incurred pursuant to the Cellfoods merger, non-cash stock compensation of $80,000 and financing costs of $10,371 incurred during the period, offset by a decrease in research and development expense of $21,276.

     As a result, we incurred a net loss of $(183,779) during the nine month period ended September 30, 2004 (less than $.01 per share). Because we did not generate any revenues during the nine month period ended September 30, 2004, following is our Plan of Operation, rather than a comparison of results of operations.

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

Liquidity and Capital Resources

     At September 30, 2004, we had $684,017 in cash. We had $2,862 in accounts payable, plus $1,675 in accrued interest payable.

     In May 2004, we assumed a financing arrangement with HEM Mutual Assurance LLC, Minneapolis, Minnesota, an accredited investor (as that term is defined under Rule 501, Regulation D, promulgated under the Securities Act of 1933, as amended) to issue up to $1,000,000 in aggregate principal amount of convertible debentures pursuant to Rule 504 of Regulation D under the Securities Act of 1933, as amended. These Debentures were originally issued by Cellfoods in two separate convertible debentures of $997,000 and $3,000, respectively (hereinafter referred to in the aggregate as the "Debentures"). As of the date of this Report, an aggregate of approximately $793,728 has been converted by the Debenture Holder into 2,957,254 shares of our common stock. See "Part II, Item 2, Changes in Securities," below.

     We believe our next step in the implementation of our business plan is to develop a viable manufacturing prototype which, if it meets expectations, will be ready to be placed in production. We hope to accomplish this objective by opening our own laboratory to develop this additional prototype, which is now open as a result of the financing described above.

     We also had outstanding loans in the principal amount of $60,000 and $10,000, due to Fullerene, USA, Inc., our majority stockholder. In regard to the $60,000 loan, we originally received an unsecured, non-interest bearing loan for $60,000 which was due September 14, 2002. On December 5, 2002, this note was cancelled with the consent of Fullerene and replaced with a note extending the due date to August 14, 2004. Both of these notes have been paid in full.

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

     In July 2004, we received notice that we had been selected by the United States Department of Energy for a Phase I STTR (Small Business Technology Transfer) grant. The initial grant in the amount of $100,000 is being processed for payment as of the date of this report and we expect to receive these funds by the end of 2004. We intend to apply for additional grant money from the US government, as well as other potential sources, in the future. There are no assurances that our applications will be approved.

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

     Our new laboratory is also expected to function as a hub to attract additional researchers from the University of California at Riverside, which is on the path to become a leader in the nano-technology field. We believe that there are many potential useful applications of nano-technology which can be expected in the immediate future, including fuel cells and flat panel displays. Also at this laboratory, functional prototypes will be made before bringing in manufacturers. Our plan is to have the manufacturers inspect the prototype, once completed, in order to generate their own test production unit. If successful, manufacturing can commence producing products in quantity in less than 12 months. We foresee the initial application to be a battery replacement for cell phones, mobile notebook computers/laptops and other applicable applications. This segment is known as the micro fuel cell market. We expect that these fuel cells will eventually be produced like modular computer chips and components.

     We believe that the reason that the fuel cell market is not rapidly expanding at this time is due to high manufacturing costs. We believe that a robust fuel cell market is inevitable, due to the advantages of low pollution and independence from fossil fuels. Major automobile, industrial and power supply companies are heavily involved in research and development activities of fuel cell technology and many have announced prototypes and commercial models. However, there has not been a major commercial breakthrough, which we attribute to the high cost of the products and the lack of consumer proven reliability. While no assurances can be provided, once the problem of high costs is resolved, we expect the micro fuel cell market to increase significantly.

Inflation

     Although our operations are influenced by general economic conditions, we do not believe that inflation had a material affect on our results of operations during the nine month period ended September 30, 2004.

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

                           PART II. OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS - None

ITEM 2.   CHANGES IN SECURITIES

     In May 2004, we issued 30,000,000 shares of our common stock into escrow pursuant to the terms and conditions contained in the definitive agreements relating to the convertible debenture more fully described in "Part I, Item 2, Liquidity and Capital Resources," above. As of September 30, 2004, we issued an aggregate of 2,655,824 of these escrowed shares for aggregate consideration of approximately $700,032, including accrued interest of $1,104 (approximately $.27 per share). In the event we either repay the outstanding Debenture or no other shares are issued pursuant to conversion of the same, the balance of the shares will be returned to our treasury.

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

Subsequent Event

     In October 2004, we issued an aggregate of 80,000 shares of our common stock to our attorney, as part of the consideration we agreed to tender related to the preparation of a registration statement pursuant to the Securities Act of 1933, as amended, for purposes of accomplishing a "spin-off" of Cellfoods Corporation. Of these shares, 40,000 were immediately issued and we are holding the remaining 40,000 pending issuance of an order of effectiveness on the registration statement from the SEC. As of the date of this report, the registration statement has not been filed, but we are in the process of preparing the same.

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

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K -

(a) Exhibits

31. Certification of Financial Statements in accordance with Section 302 of the Sarbanes-Oxley Act of 2002

32. Certification of Financial Statements in accordance with Section 906 of the Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K.

     In July 2004, we filed an amendment to our Form 8-K, which amendment included the audited financial statements and pro forma financial statements of Cellfoods Corp. We did not file any other reports on Form 8-K during the three month period ended September 30, 2004.

                             PACIFIC FUEL CELL CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                           CONSOLIDATED BALANCE SHEET
                               SEPTEMBER 30, 2004
                                   (UNAUDITED)


                                     ASSETS

CURRENT ASSETS
   Cash                                                             $   684,017
   Accounts receivable                                                   36,297
   Prepaid expense                                                       35,112
   Inventory                                                              6,160
   Deferred debenture costs - current                                    27,380
                                                                    -----------
          Total current assets                                          788,966
                                                                    -----------
OTHER ASSETS
   Deferred debenture costs                                              99,149
   Equipment deposit                                                     23,000
   Security deposit                                                       3,059
                                                                    -----------
                                                                        125,208
                                                                    -----------
                                                                    $   914,174
                                                                    ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                                                  $     2,862
  Accrued interest payable                                                1,675
                                                                    -----------
          Total current liabilities                                       4,537
                                                                    -----------

CONVERTIBLE REDEEMABLE DEBENTURES PAYABLE                               301,072
                                                                    -----------
STOCKHOLDERS' EQUITY
  Preferred stock, $0.01 par value, 1,000,000 shares
     authorized, none outstanding                                            --
  Common stock, $0.001 par value, 200,000,000 shares
     authorized, 66,101,924 shares issued and outstanding                66,102
  Additional paid in capital                                          2,095,079
  (Deficit) accumulated during the development stage                 (1,552,616)
                                                                    -----------
                                                                        608,565
                                                                    -----------
                                                                    $   914,174
                                                                    ===========

    The accompanying notes are an integral part of the financial statements.

                            PACIFIC FUEL CELL CORP.
                         (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                                                                                                              For the Period
                                                                                                               May 5, 1998
                                                    Three months ended              Nine months ended         (inception) to
                                                       September 30,                   September 30,           September 30,
                                                   2004            2003             2004           2003            2004
                                               ------------    ------------    ------------    ------------    ------------
REVENUE                                        $         --    $         --    $         --    $         --    $      6,172
                                               ------------    ------------    ------------    ------------    ------------
COSTS AND EXPENSES
  Research and development                           17,001          15,317          34,463          55,739         155,518
  Purchased research and development                     --              --           2,562              --           2,562
  Selling, general and administrative                19,384           3,257          50,958          19,265         554,765
  Stock compensation                                 80,000              --          80,000              --         320,000
  Amortization                                           --              --              --              --          11,645
  Financing cost                                      6,845              --          10,371              --          10,371
  Loss on asset impairment                               --              --              --              --         510,667
  Loss on disposal of property and equipment             --              --              --              --           3,391
                                               ------------    ------------    ------------    ------------    ------------
       Total operating expenses                     123,230          18,574         178,354          75,004       1,568,919
                                               ------------    ------------    ------------    ------------    ------------
OPERATING (LOSS)                                   (123,230)        (18,574)       (178,354)        (75,004)     (1,562,747)
                                               ------------    ------------    ------------    ------------    ------------
OTHER INCOME (EXPENSE)
  Interest expense                                   (1,742)           (968)         (6,837)         (2,854)        (25,437)
  Interest income                                       875               2           1,412               9           1,422
  Foreign currency transaction (loss)                    --              --              --              --            (168)
  Gain on forgiveness of debt                            --              --              --              --          35,500
  Other expense                                          --              --              --              --          (1,186)
                                               ------------    ------------    ------------    ------------    ------------
                                                       (867)           (966)         (5,425)         (2,845)         10,131
                                               ------------    ------------    ------------    ------------    ------------
NET (LOSS)                                     $   (124,097)   $    (19,540)   $   (183,779)   $    (77,849)   $ (1,552,616)
                                               ============    ============    ============    ============    ============
PER SHARE INFORMATION

WEIGHTED AVERAGE SHARES OUTSTANDING -
  BASIC AND DILUTED                              65,432,000      63,440,000      64,316,000      63,440,000      41,120,000
                                               ============    ============    ============    ============    ============
NET (LOSS) PER COMMON SHARE                    $      (0.00)   $      (0.00)   $      (0.00)   $      (0.00)   $      (0.04)
                                               ============    ============    ============    ============    ============

    The accompanying notes are an integral part of the financial statements.

                            PACIFIC FUEL CELL CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                                                                                 For the Period
                                                                                                  May 5, 1998
                                                                                                (inception) to
                                                                 Nine months ended September 30, September 30,
                                                                       2004          2003            2004
                                                                    ----------    -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net cash (used in) operating activities                           $ (125,069)   $   (85,491)   $  (644,406)
                                                                    ----------    -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES
   Equipment deposit                                                   (23,000)            --        (27,891)
   Investment in mineral claims                                             --             --         (5,000)
   Cash acquired with Cellfoods acuisition                              16,898             --         16,898
                                                                    ----------    -----------    -----------
Net cash (used in) investing activities                                 (6,102)            --        (15,993)
                                                                    ----------    -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from loans payable - shareholders                            10,000             --        295,462
  Payments on loans payable - shareholders                             (70,000)            --        (81,083)
  Proceeds of debenture issue                                        1,000,000             --      1,000,000
  Deferred debenture costs                                            (136,900)            --       (136,900)
  Proceeds from stock issuances                                             --             --        266,937
                                                                    ----------    -----------    -----------
Net cash provided by financing activities                              803,100             --      1,344,416
                                                                    ----------    -----------    -----------
              Net increase (decrease) in cash                          671,929        (85,491)       684,017

CASH AT BEGINNING OF PERIOD                                             12,088        100,822             --
                                                                    ----------    -----------    -----------
CASH AT END OF PERIOD                                               $  684,017    $    15,331    $   684,017
                                                                    ==========    ===========    ===========
NON-CASH FINANCING ACTIVITIES
   Conversion of debentures and accrued interest to common stock    $  700,032    $        --    $   700,032
                                                                    ==========    ===========    ===========
   Issuance of stock in Cellfoods acquisition                       $    2,562    $        --    $     2,562
                                                                    ==========    ===========    ===========
SUPPLEMENTAL CASH FLOW INFORMATION
   Cash paid for interest                                           $       --    $        --    $        --
                                                                    ==========    ===========    ===========
   Cash paid for income taxes                                       $       --    $        --    $        --
                                                                    ==========    ===========    ===========


                            PACIFIC FUEL CELL CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2004
                                   (UNAUDITED)

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


Note 2.  Going Concern

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern. The Company has incurred losses since inception of $1,552,616, and is reliant on raising capital to initiate its business plan, and has no revenue generating operations. The Company is exploring options to expand operations and raise additional funds through equity and debt financing, however, the Company has no commitment from any party to provide additional capital and there is no assurance that such funding will be available when needed, or if available, that its terms will be favorable or acceptable to the Company.

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


Note 4.  Research and Development

On August 21, 2002 the Company entered into a one-year agreement with the University of California (the "University") to develop a commercially viable fuel cell. Under this agreement, the Company advanced the University $131,266. The Company and the University entered into an agreement to extend the completion date to February 29, 2004. On May 4, 2004, the agreement was further extended through April 30, 2007. Pursuant to this extension, the Company had made an initial payment of $50,005 and will be required to make additional payments in the aggregate amount of $100,481. A payment of $50,229 is due on or before May 1, 2005 and the balance of $50,252 is due on May 1, 2006. Research and development costs for the three months and nine months ended September 30, 2004 of $17,001 and $34,463, respectively, were charged to expenses when incurred.


Note 5.  Merger Agreement

Effective May 14, 2004, the Company, Cellfoods Corporation ("Cellfoods") and a wholly-owned subsidiary of the Company, PFCE Acquisition Corp. ("Sub") consummated an Agreement and Plan of Merger, whereby Sub was merged with and into Cellfoods. All of the Cellfoods' issued and outstanding common shares were exchanged for 6,100 shares of the Company's $.001 par value common stock, at a conversion ratio of .01 to 1, as a tax-free reorganization pursuant to Section 365(a) of the Internal Revenue Code. The shares were issued at their fair market value of $2,562, which has been charged to operations as purchased research and development during the period. Cellfoods had no operations for the period from May 14, 2004 through September 30, 2004.

Note 6.  Convertible Debentures

In May 2004, Cellfoods completed a private placement with an accredited investor (as defined under Rule 501, Regulation D, promulgated under the Securities Act of 1933, as amended) to issue up to $1,000,000 in the aggregate principal amount of convertible debentures, pursuant to Rule 504 of Regulation D under the Securities Act of 1933, as amended. The debentures were initially issued as two separate debentures in the amount of $997,000 and $3,000, respectively, bear interest at 1% per annum and mature in five years. Pursuant to the terms of the merger discussed above (Note 5), the Company has assumed the obligations and benefits of Cellfoods, including the obligation under the Debenture agreement. The Company received net proceeds of $863,100 after payment of deferred debenture costs of $136,900. The deferred debenture costs are being amortized over the five year term of the debentures. As of September 30, 2004, the remaining principal under the debentures, after giving effect to the conversion of $698,928 plus accrued interest of $1,104 (Note 7), is $301,072. Accrued interest thereon is $1,675 at September 30, 2004.

Note 7.  Stock Issuance

In May 2004, the Company caused 30,000,000 shares of its unrestricted common stock to be issued in connection with the issuance of the debentures discussed above in Note 5. The shares are held in escrow and will be returned to the Company's treasury to the extent the debentures are not converted.

During the nine months ended September 30, 2004, a total of 2,655,824 shares of the Company's common stock were issued upon conversion of the convertible redeemable debentures discussed above, in the amount of $698,928 plus accrued interest of $1,104 (approximately $.26 per share).

In conjunction with the options issued pursuant to the consulting agreement described in Note 8, the Company charged $80,000 to operations during the period ended September 30, 2004, related to the fair market value of the options.

SFAS 123 requires the Company to provide proforma information regarding net income and earnings per share as if compensation cost for the Company's stock option plans had been determined in accordance with the fair value based method prescribed in SFAS 123. The fair value of the option grants is estimated on the date of grant utilizing the Black-Scholes option pricing model with the following weighted average assumptions for grants during the period ended September 30, 2004: expected life of options of 3 years; expected volatility of 183%; risk-free interest rate of 3% and no dividend yield. The weighted average fair value at the date of grant for options granted during the period ended
September 30, 2004 approximated $.32 per option. These results may not be representative of those to be expected in future years.

Under the provisions of SFAS 123, the Company's net (loss) and (loss) per share would not be materially affected.


Note 8.  Consulting Agreement

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

Note 9.  Operating Lease

In August 2004, the Company entered into a three year operating lease agreement with an unrelated entity, for laboratory space effective September 1, 2004. The lease calls for thirty six monthly payments of $3,059, continuing through August 31, 2007. The Company paid a security deposit of $3,059 related to this lease.

Note 10.  Grant

In July 2004, the Company was selected by the U.S. Department of Energy for a Phase I STTR (Small Business Technology Transfer) grant, and anticipates receiving an initial grant of $100,000, beginning in late 2004.

Note 11.  Subsequent Events

Issuance of common stock

In October 2004, the Company issued 80,000 shares of its common stock to a third party as part of a retainer for future legal fees.

In November 2004, the debenture holder elected to convert $94,800 of the outstanding debenture plus interest of $452 to 301,430 shares of the Company's common stock (approximately $0.32 per share).

                                   SIGNATURES

     Pursuant to the requirements of Section 12 of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 15, 2004

                                         PACIFIC FUEL CELL CORP.
                                         (Registrant)



                                         By: s/ Ken Inouye
                                            ------------------------------------
                                            Ken Inouye, Secretary & Treasurer