Form 10KSB
period 2004-12-31
PACIFIC FUEL CELL CORP
filed 2005-04-08
CIK 1098578

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

                   For the fiscal year ended December 31, 2004

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

                                  Common Stock
                                  ------------
                                (Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days. Yes   X     No
          -----      -----

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. X
                 -----

                          (Continued on Following Page)

State issuer's revenues for its most recent fiscal year. $113,641.00.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days: $1,962,541 as of April 5, 2005.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of April 5, 2005: 66,477,254 shares of Common Stock were issued and outstanding.

Documents incorporated by reference:  None

                                TABLE OF CONTENTS

                            FORM 10-KSB ANNUAL REPORT

                             PACIFIC FUEL CELL CORP.

                                                                            PAGE
                                                                            ----

Facing Page
Index

PART I
Item 1.       Description of Business..........................................4
Item 2.       Description of Property..........................................9
Item 3.       Legal Proceedings...............................................10
Item 4.       Submission of Matters to a Vote of Security Holders.............10

PART II
Item 5.       Market for the Registrant's Common Equity
                  and Related Stockholder Matters.............................10
Item 6.       Management's Discussion and Analysis of Financial Condition
                  and Results of Operations...................................11
Item 7.       Financial Statements............................................15
Item 8.       Changes in and Disagreements on Accounting
                  and Financial Disclosure....................................33
Item 8A.      Controls and Procedures.........................................33


PART III
Item 9.       Directors, Executive Officers, Promoters and Control Persons;
                  Compliance with Section 16(a) of the Exchange Act...........33
Item 10.      Executive Compensation..........................................35
Item 11.      Security Ownership of Certain Beneficial Owners and Management..36
Item 12.      Certain Relationships and Related Transactions..................36

PART IV
Item 13.      Exhibits and Reports on Form 8-K................................37
Item 14.      Principal Accountant Fees and Services..........................38

SIGNATURES....................................................................39

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

     On July 2, 2001, we entered into a definitive agreement with Fullerene USA, Inc. ("Fullerene"), a privately held Nevada corporation, which contained various conditions subsequent prior to effectiveness, including completion of due diligence activities and other matters (the "Fullerene Agreement"). These conditions were subsequently satisfied. Effective August 28, 2001, we closed an acquisition of certain assets previously owned by Fullerene. The terms of the Fullerene Agreement provide for us to acquire an exclusive worldwide license (except for Japan) in Fullerene's proprietary fuel cell technology, including certain future acquired intellectual property, for use in transportation applications (the "Assets"). The licensing agreement expires upon the expiration of the underlying patent application, which is 17 years following the approval of the patent by the US Patent and Trademark Office. Relevant thereto, on March 16, 2004, the United States Patent and Trademark Office issued Patent No. 6,706,431 to Fullerene.

     In exchange for the Assets, we issued 30,100,000 shares of our "restricted" Common Stock, equal to ownership of approximately 51% of our then outstanding stock. In conjunction with our new business plan, our shareholders approved an amendment to our Articles of Incorporation, changing our name to "Pacific Fuel Cell Corp." The number of our authorized common shares was also increased to 200,000,000.

DESCRIPTION OF CURRENT BUSINESS

     Our initial business plan was to develop and produce low cost fuel cells for transportation. During 2002, we revised our business plan to emphasize the development and production of low cost fuel cells for personal electronics or other applications requiring small size and longevity of use. We have revised our original business plan as a result of the costs associated with developing transportation related fuel cells, which exceeded our available capital . We may reinstate the elements of the original business plan if our current business plan proves successful, of which there can be no assurance. As of the date of this Report, in order to bring about commercialization, we are focused on building a commercial prototype, enhancing product performance, reducing product costs, designing market- ready products, developing volume-manufacturing capability, and building customer and supplier relationships.

     On August 21, 2002, we entered into an agreement with the University of California ("UCR"), to develop a commercially viable fuel cell, exploiting our proprietary technology. We advanced UCR $70,000 for the first phase, which was completed during February 2003. During March 2003, we paid UCR an additional $61,266 to begin work on the second phase of the research and development agreement.

     In February 2003, we entered into an amendment which extended the term of this agreement through February 29, 2004. On May 4, 2004, this agreement was extended again, through April 30, 2006, so long as we continued to make payments. Pursuant to the terms of this agreement, as amended, we has agreed to reimburse UCR for all costs and expenses incurred, both direct and indirect, in an amount not to exceed $181,271, pursuant to a budget agreed to by the parties. As a result of the amendment extending this agreement which was executed in April 2004, we are required to make additional payments totaling $150,486, including $50,005, which was paid in May 2004, $50,229, which is due on or before May 1, 2005, with the balance of $50,252 due May 1, 2006. It is not anticipated that we will be required to make any additional payments for any future extensions. In order to allow us to make the aforesaid payments, we borrowed funds from Fullerene, which were subsequently have repaid in full. UCR, through its SMART program, provides matching funds for all direct costs applicable to development of the project. We applied for additional matching funds through this SMART program and has obtained a favorable decision and expect a grant of approximately $120,000 to be provided over the next two years. This also provides a multi- year relationship with UCR. All information we provide to UCR has been deemed confidential for a period of one (1) year after expiration or termination of the agreement.

     As a result of the relationship with UCR, on November 10, 2003, we announced that a research team headed by Professor Yushan Yan of UCR had successfully developed a fuel cell using carbon nanotube-based electrodes. As a result of our research and development activities with UCR, we expect that the use of multi-walled carbon nanotubes as a platinum support for proton exchange membrane fuel cells will reduce the manufacturing cost of fuel cells through a decreased use of platinum. Current technology uses platinum, a precious metal, as the catalyst for hydrogen to separate into a proton and electron. Since platinum is a high cost metal in very limited production, it is cost prohibitive, preventing fuel cells from being economically viable even at high volume production. Our proposed method of producing fuel cells is expected to minimize or eliminate the use of platinum. If successful, the result will be low cost fuel cells at high volume production levels.

     As of the date of this report, we are working with UCR and believe we are making significant progress in our research in carbon nanotube base membrane electrode assembly ("MEA") prototype performance. However, research projects are always uncertain and we have had many delays. While no assurances can be provided, we remain confident that, together with UCR, this project will attain significant advancement in MEA performance. If and when these significant advances are finalized, we will file the provisional patent application and thereafter, make a public announcement. Once we can announce our new MEA, we intend to offer it to a prospective company to test it and seek possible licensing deals and production of such MEA. MEA can be assembled into a stack which consists of multiple layers of MEA and a support structure, dependent on the fuel cell application. Overall performance of such fuel cell are expected to exceed 30 to 50 percent above industry norm data shown by other manufactures. We intend to continue to support our project at UCR, as well as in our newly established laboratory in Riverside.

     In April 2004, we, through PFCE Acquisition Corp, a Nevada corporation and our wholly owned subsidiary ("Sub"), and Cellfoods Corporation, a Nevada corporation ("Cellfoods "), entered into an Agreement and Plan of Merger whereby Sub merged with and into Cellfoods, which survived as our wholly owned subsidiary. This merger was consummated on or about May 17, 2004.

     Cellfoods is a development stage corporation that was organized in January 2003, engaged in the business of developing soybean powder for use in food preparation.

     Prior to the merger, Cellfoods reached an agreement with HEM Mutual Assurance LLC, Minneapolis, Minnesota, an accredited investor (as that term is defined under Rule 501, Regulation D, promulgated under the Securities Act of 1933, as amended) to issue up to $1,000,000 in aggregate principal amount of convertible debentures pursuant to Rule 504 of Regulation D under the Securities Act of 1933, as amended. These Debentures were to be issued by Cellfoods in two separate convertible debentures of $997,000 and $3,000, respectively (hereinafter referred to in the aggregate as the "Debentures"). As a result of the merger, we assumed the obligations and benefits of Cellfoods, including Cellfoods' obligation to issue the Debentures.

     The conversion price for the Debentures is (a) the lesser of $0.75 and one hundred twenty- five percent (125%) of the average of the closing bid prices per share of our Common Stock during the five (5) trading days immediately preceding the Closing (as defined in the Purchase Agreement); and (b) one hundred percent (100%) of the average of the five (5) lowest closing bid prices per share of our Common Stock during the forty (40) trading days immediately preceding the Conversion Date; provided, however, that the aggregate maximum number of shares of Common Stock that the First Debenture and Second Debenture may be converted into shall be Two Million (2,000,000) shares (the "Maximum Conversion"); and further provided, however, that upon the Maximum Conversion, we could (a) increase the Maximum Conversion or (b) redeem the unconverted amount of the First Debenture and Second Debenture in whole or in part at one hundred fifteen percent (115%) of the unconverted amount of such Debentures being redeemed plus accrued interest thereon. The conversion price and number of shares of Common Stock issuable upon conversion of the Debentures is subject to adjustment for stock splits and combinations and other dilutive events. The Debentures may not be converted, however, if after conversion the holder would beneficially own more than 5% of our outstanding Common Stock, unless the holder waives this limitation by giving us 75 days notice of the waiver.

     The Debentures bear interest at 1% per year and mature in five years. Interest is payable in cash or shares of our Common Stock, at the option of the holders of the Debentures. We have the right to redeem the Debentures on 30 days' notice, for 125% of the principal amount of the outstanding Debentures, plus accrued and unpaid interest.

     As of the date of this Report, an aggregate of approximately $793,728 has been converted by the Debenture Holder into 2,957,254 shares of our Common Stock. If the balance of the Debentures are converted, we estimate that we will release approximately 1,000,000 shares of our Common Stock currently held in escrow applicable thereto. We placed an aggregate of 30,000,000 shares of our Common Stock into escrow to insure our performance under the Debentures. Once converted, the balance of shares currently held in escrow will be released back to us. We currently estimate that approximately 26,000,000 will be returned to us from the amount escrowed.

     We utilized the proceeds from this Debenture offering to open our own lab for purposes of developing the fuel cell prototype. In mid December 2004, our laboratory was ready for occupancy. It took much longer to complete modification and improvement inside the laboratory due to many elements, including mostly electrical power requirements and gas exhaust equipment and many other elements needed to be approved in inspections done by local officials.

     We intend to file a registration statement with the Securities and Exchange Commission (the "SEC") under the Securities Act of 1933, as amended, "spinning off" Cellfoods as a separate public entity. There can be no assurances that our registration statement will be declared effective by the SEC.

Industry Overview

     We believe that a fuel cell unit can replace conventional batteries because a fuel cell unit should provide longer usage at lower consumer cost. While no assurances can be provided that this development will result in our generating revenues, our development to date is considered by management to be a significant step forward in the use of fuel cell technology.

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

     There are currently several different technologies in use for fuel cell power generation. Each of these processes differs in methodology, suitable scale and efficiency. Our interest (and patent applications) are in the Proton Exchange Membrane ("PEM") method which is very suitable for low temperature operation and Direct Methanol fuel cell ("DMFC").

     We have also entered into preliminary discussions with potential strategic partners to utilize our current technology position in order to assume a market leadership position in our target market of micro fuel cells. We have been seeking strategic partners, but our not having conclusive data of an MEA prototype, we could not proceed to actual negotiations. If and when we significantly improve our prototype data, we intend to resume seeking potential strategic partners again. However, as of the date of this Report, no agreements have been entered into and there are no assurances that such discussions or any such agreement will occur in the foreseeable future.

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

     In July 2004, we received notice that we had been selected by the United States Department of Energy for a Phase I STTR (Small Business Technology Transfer) grant. The initial grant in the amount of $100,000 was received in December 2004. We intend to apply for additional grant money from the United States government, as well as other potential sources, in the future. There are no assurances that our applications will be approved.

     In November 2004, we filed a United States patent application with the United States Patent Office, Patent Pending Serial No. 60/622,732, bearing the title of "Methanol Resistant Cathodic Catalyst for Direct Methanol Fuel Cells." If this patent is accepted, we believe it will enhance our current position in the fuel cell MEA business. This development was directly related to the efforts of Dr. Yushan Yan and Dr. Xin Wang.

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

COMPETITION

     Our major competitors and their respective products include, but are not limited to, the following:

     COMPANY                          PRODUCT(S)
     ---------------------------      ------------------------------------------

     Anuvu Incorporated               "Carbon-X" PEMs
     Avista Labs                      Residential and small commercial
     Ballard Power Systems            Pressurized PEM's for vehicles, up to
                                          85kw, portable and stationary
     Casio                            PEM fuel cell for PDA
     DCH Technology, Inc.             12W-5kw fuel cell
     Energy Partners, L.C.            Stationary applications
     Hydrogenics                      Back-up power for cellular towers
     H Power                          PEM fuel cell for small portable system
     Hitachi                          PEM fuel cell for notebook computer
     Lynntech                         Direct methanol fuel cell
     Manhattan Science                Portable fuel cells
     Millennium Cell Inc.             Micro fuel cells
     MTI Micro Fuel Cells             Micro fuel cells
     NU Element, Inc.                 1 kw - 200kw fuel cell
     Nuvera Fuel Cells                0.7kw - 60 kw fuel cell
     Plug Power                       Residential
     Proton Energy Systems, Inc.      Electrolyzers and regenerative fuel cell
                                          systems
     Schatz Energy Research           Automotive, portable
     Superior MicroPowders            Micro MEA

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

     We are a relative newcomer to this group, but, while no assurances can be provided, we believe that our R&D strategy positions us to leapfrog the competition and finalize a commercially viable prototype MEA by the next six month and continue to improve the quality of our product, provided that we can raise the necessary capital to allow us to continue our research and development efforts. There are no assurances that we will be able to raise this additional capital.

TRADEMARKS/TRADENAMES

     In November 2004, we filed a United States patent application with the United States Patent Office, Patent Pending Serial No. 60/622,732, bearing the title of "Methanol Resistant Cathodic Catalyst for Direct Methanol Fuel Cells" to patent a process of developing a fuel cell membrane using methanol. Our application is currently in the patent pending stage.

     We currently do not have any registered trademarks or tradenames, although we expect this to change as we move towards the commercialization of our technology.

GOVERNMENT REGULATIONS

     We are not subject to any extraordinary governmental regulations relating to our business.

EMPLOYEES

     As of the date of this Report, we have 3 employees, our current officers and directors. Our operations are non-union. There has been no history of labor strikes or unrest at any of our facilities. We believe that our relations with our employees remains satisfactory. In addition, management believes that the available labor force in the geographic areas where our facilities are located are sufficient to support the expansion anticipated over the next 12 months. If and when we are in the financial position to do so, we intend to hire additional employees in the areas of research and development and marketing.

ITEM 2.  DESCRIPTION OF PROPERTY.

     We operate from our principal executive offices at 131 N. Tustin Ave., Suite 100, Tustin, CA 92780, which space is provided on a rent free basis pursuant to a verbal, month-to-month lease, by George Suzuki, our President and a director. This space consists of 700 square feet of executive office space. See "Part III, Item 12, Certain Relationships and Related Transactions."

     In addition, during our 2004 fiscal year, we opened our own laboratory at 1201 Research Park Drive, Unit 500, Riverside CA 92507, which is in the UCR Research Park. This location consists of approximately 2,500 square feet. Approximately 50% of this leased space is used for actual laboratory floor, with the balance used for supporting offices and accommodations. The lease is for three (3) years, expiring September 2007. the monthly rent is $3,058.90.

     We have no other properties.

ITEM 3.  LEGAL PROCEEDINGS

     We are not a party to any pending legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to our shareholders during the three month period ended December 31, 2004, or subsequent thereto.

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

                                                 Bid Price
                                            -------------------
         Quarter Ended                        High        Low
         -------------                      --------    -------

         March 31, 2003                     $0.065       $0.025
         June 30 , 2003                     $0.055        $0.02
         September 30, 2003                 $0.045       $0.022
         December 31, 2003                  $0.55         $0.03

         March 31, 2004                     $0.94         $0.33
         June 30, 2004                      $0.63         $0.28
         September 30, 2004                 $0.40         $0.25
         December 31, 2004                  $0.46         $0.28

     As of April 5, 2005, the closing bid price of our Common Stock was $0.24.

     (b) Holders. We have approximately 34 holders of record of our Common Stock as of December 31, 2004, not including those shares held in "street name."

     (c) Dividends. We did not pay any dividends on our Common Stock during the two years ended December 31, 2004. Pursuant to the laws of the State of Nevada, a corporation may not issue a distribution if, after giving its effect, the corporation would not be able to pay its debts as they became due in the usual course of business, or such corporation's total assets would be less than the sum of their total liabilities plus the amount that would be needed, if the corporation were to be dissolved at the time of the distribution, to satisfy the preferential rights upon dissolution of shareholders whose preferential rights are superior to those receiving the distribution. As a result, management does not foresee that we will have the ability to pay a dividend on our Common Stock in the fiscal year ended December 31, 2005. See "Part II, Item 7, Financial Statements."

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

     We generated nominal revenues of $13,740 during our fiscal years ended December 31, 2004 and no revenues during our fiscal year ended December 31, 2003. All of these revenues were generated through the operations of Cellfoods. In addition, we received grant money of $99,901 from the UCR SMART program discussed above. During our fiscal year ended December 31, 2004, we incurred costs and expenses totaling $234,418, which consisted primarily of general and administrative expenses ($120,215) and research and development costs ($57,137), compared to costs and expenses of $99,554 during our fiscal year ended December 31, 2003, an increase of $134,864. This increase arose primarily from increased salaries arising from increased employees and consultants, plus $36,800 in stock based compensation.

     As a result, we incurred a net loss of ($142,442) (less than $0.01 per share), compared to a net loss of ($103,382) during our fiscal year ended December 31, 2003 (less than $0.01 per share). Because we generated nominal revenues during the year ended December 31, 2004 and no revenues during the fiscal year ended December 31, 2003, the following is our Plan of Operation, rather than a comparison of results of operations.

PLAN OF OPERATION

     Our initial business plan was to develop and produce low cost fuel cells for transportation. During 2002, we revised our business plan to emphasize the development and production of low cost fuel cells for personal electronics or other applications requiring small size and longevity of use. We have revised our original business plan as a result of the costs associated with developing transportation related fuel cells, which exceeded our available capital. We may reinstate the elements of the original business plan if our current business plan proves successful, of which there can be no assurance. As of the date of this Report, in order to bring about commercialization, we are focused on building a commercial prototype, enhancing product performance, reducing product costs, designing market- ready products, developing volume-manufacturing capability, and building customer and supplier relationships.

     On August 21, 2002, we entered into an agreement with the University of California ("UCR"), to develop a commercially viable fuel cell, exploiting our proprietary technology. We advanced UCR $70,000 for the first phase, which was completed during February 2003. During

March 2003, we paid UCR an additional $61,266 to begin work on the second phase of the research and development agreement.

     In February 2003, we entered into an amendment which extended the term of this agreement through February 29, 2004. On May 4, 2004, this agreement was extended again, through April 30, 2006, so long as we continued to make payments. Pursuant to the terms of this agreement, as amended, we has agreed to reimburse UCR for all costs and expenses incurred, both direct and indirect, in an amount not to exceed $181,271, pursuant to a budget agreed to by the parties. As a result of the amendment extending this agreement which was executed in April 2004, we are required to make additional payments totaling $150,486, including $50,005, which was paid in May 2004, $50,229, which is due on or before May 1, 2005, with the balance of $50,252 due May 1, 2006. It is not anticipated that we will be required to make any additional payments for any future extensions. In order to allow us to make the aforesaid payments, we borrowed funds from Fullerene, which were subsequently have repaid in full. UCR, through its SMART program, provides matching funds for all direct costs applicable to development of the project. We applied for additional matching funds through this SMART program and has obtained a favorable decision and expect a grant of approximately $120,000 to be provided over the next two years. This also provides a multi- year relationship with UCR. All information we provide to UCR has been deemed confidential for a period of one (1) year after expiration or termination of the agreement.

     As a result of the relationship with UCR, on November 10, 2003, we announced that a research team headed by Professor Yushan Yan of UCR had successfully developed a fuel cell using carbon nanotube-based electrodes. As a result of our research and development activities with UCR, we expect that the use of multi-walled carbon nanotubes as a platinum support for proton exchange membrane fuel cells will reduce the manufacturing cost of fuel cells through a decreased use of platinum. Current technology uses platinum, a precious metal, as the catalyst for hydrogen to separate into a proton and electron. Since platinum is a high cost metal in very limited production, it is cost prohibitive, preventing fuel cells from being economically viable even at high volume production. Our proposed method of producing fuel cells is expected to minimize or eliminate the use of platinum. If successful, the result will be low cost fuel cells at high volume production levels.

     As of the date of this report, we are working with UCR and believe we are making significant progress in our research in carbon nanotube base membrane electrode assembly ("MEA") prototype performance. However, research projects are always uncertain and we have had many delays. While no assurances can be provided, we remain confident that, together with UCR, this project will attain significant advancement in MEA performance. If and when these significant advances are finalized, we will file the provisional patent application and thereafter, make a public announcement. Once we can announce our new MEA, we intend to offer it to a prospective company to test it and seek possible licensing deals and production of such MEA. MEA can be assembled into a stack which consists of multiple layers of MEA and a support structure, dependent on the fuel cell application. Overall performance of such fuel cell are expected to exceed 30 to 50 percent above industry norm data shown by other manufactures. We intend to continue to support our project at UCR, as well as in our newly established laboratory in Riverside.

     We believe our next step in the implementation of our business plan is to develop a viable manufacturing prototype MEA which, if it meets expectations, will be ready to be placed in production. To assist us in accomplishing this objective, in December 2004 we opened our own laboratory to develop this additional prototype. We were able to accomplish this as a result of the Debenture financing described herein.

LIQUIDITY AND CAPITAL RESOURCES

     At December 31, 2004, we had $645,535 in cash.

     In April 2004, we, through PFCE Acquisition Corp, a Nevada corporation and our wholly owned subsidiary ("Sub"), and Cellfoods Corporation, a Nevada corporation ("Cellfoods "), entered into an Agreement and Plan of Merger whereby Sub merged with and into Cellfoods, which survived as our wholly owned subsidiary. This merger was consummated on or about May 17, 2004.

     Cellfoods is a development stage corporation that was organized in January 2003, engaged in the business of developing soybean powder for use in food preparation.

     Prior to the merger, Cellfoods reached an agreement with HEM Mutual Assurance LLC, Minneapolis, Minnesota, an accredited investor (as that term is defined under Rule 501, Regulation D, promulgated under the Securities Act of 1933, as amended) to issue up to $1,000,000 in aggregate principal amount of convertible debentures pursuant to Rule 504 of Regulation D under the Securities Act of 1933, as amended. These Debentures were to be issued by Cellfoods in two separate convertible debentures of $997,000 and $3,000, respectively (hereinafter referred to in the aggregate as the "Debentures"). As a result of the merger, we assumed the obligations and benefits of Cellfoods, including Cellfoods' obligation to issue the Debentures.

     The conversion price for the Debentures is (a) the lesser of $0.75 and one hundred twenty- five percent (125%) of the average of the closing bid prices per share of our Common Stock during the five (5) trading days immediately preceding the Closing (as defined in the Purchase Agreement); and (b) one hundred percent (100%) of the average of the five (5) lowest closing bid prices per share of our Common Stock during the forty (40) trading days immediately preceding the Conversion Date; provided, however, that the aggregate maximum number of shares of Common Stock that the First Debenture and Second Debenture may be converted into shall be Two Million (2,000,000) shares (the "Maximum Conversion"); and further provided, however, that upon the Maximum Conversion, we could (a) increase the Maximum Conversion or (b) redeem the unconverted amount of the First Debenture and Second Debenture in whole or in part at one hundred fifteen percent (115%) of the unconverted amount of such Debentures being redeemed plus accrued interest thereon. The conversion price and number of shares of Common Stock issuable upon conversion of the Debentures is subject to adjustment for stock splits and combinations and other dilutive events. The Debentures may not be converted, however, if after conversion the holder would beneficially own more than 5% of our outstanding Common Stock, unless the holder waives this limitation by giving us 75 days notice of the waiver.

     The Debentures bear interest at 1% per year and mature in five years. Interest is payable in cash or shares of our Common Stock, at the option of the holders of the Debentures. We have the right to redeem the Debentures on 30 days' notice, for 125% of the principal amount of the outstanding Debentures, plus accrued and unpaid interest.

     As of the date of this Report, an aggregate of approximately $793,728 has been converted by the Debenture Holder into 2,957,254 shares of our Common Stock. We placed an aggregate of 30,000,000 shares of our Common Stock into escrow to insure our performance under the Debentures. If the balance of the Debentures are converted, we estimate that we will release approximately 1,000,000 shares of our Common Stock currently held in escrow applicable thereto. Once converted, the balance of shares currently held in escrow will be released back to our treasury, thus reducing the number of our issued and outstanding common shares by approximately 26,000,000.

     We also had outstanding loans in the principal amount of $60,000 and $10,000 due to Fullerene, USA, Inc., our majority stockholder. In regard to the $60,000 loan, we originally received an unsecured, non-interest bearing loan for $60,000 which was due September 14, 2002. On December 5, 2002, this note was cancelled with the consent of Fullerene and replaced with a note extending the due date to August 14, 2004. As of the date of this report, both of these notes have been paid in full.

     In July 2004, we received notice that we had been selected by the United States Department of Energy for a Phase I STTR (Small Business Technology Transfer) grant. The initial grant in the amount of $100,000 was awarded, of which $99,901 was received in December 2004. We intend to apply for additional grant money from the United States government, as well as other potential sources, in the future. There are no assurances that our applications will be approved.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

     We have identified critical accounting policies that, as a result of judgements, uncertainties, uniqueness and complexities of the underlying accounting standards and operations involved, could result in material changes to our financial position or results of operations under different conditions or using different assumptions. The most critical accounting policies and estimates are:

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

     Details regarding our use of these policies and the related estimates are described in the accompanying consolidated financial statements as of December 31, 2004 and 2003 and for the years ended December 31, 2004 and 2003. During the year ended December 31, 2004, there have been no material changes to our critical accounting policies that impacted our consolidated financial condition or results of operations.

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

     We also expect that our new laboratory will continue to function as a hub to attract additional researchers from the University of California at Riverside, which is on the path to become a leader in the nano-technology field. We believe that there are many potential useful applications of nano- technology which can be expected in the immediate future, including fuel cells and flat panel displays. Also at this laboratory, functional prototypes will be made before bringing in manufacturers. Our plan is to have the manufacturers inspect the prototype, once completed, in order to generate their own test production unit. If successful, manufacturing can commence producing products in quantity in less than 12 months. We foresee the initial application to be a battery replacement for cell phones, mobile notebook computers/laptops and other applicable applications. This segment is known as the micro fuel cell market. We expect that these fuel cells will eventually be produced like modular computer chips and components.

     We believe that the reason that the fuel cell market is not rapidly expanding at this time is due to high manufacturing costs and lack of successful application. We believe that a robust fuel cell market is inevitable, due to the advantages of low pollution and independence from fossil fuels. Major automobile, industrial and power supply companies are heavily involved in research and development activities of fuel cell technology and many have announced prototypes and commercial models. However, there has not been a major commercial breakthrough, which we attribute to the high cost of the products and the lack of consumer proven reliability. While no assurances can be provided, once the problem of high costs is resolved, we expect the micro fuel cell market to increase significantly.

INFLATION

     Although our operations are influenced by general economic conditions, we do not believe that inflation had a material affect on our results of operations during 2004.

ITEM 7.  FINANCIAL STATEMENTS

                             PACIFIC FUEL CELL CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----

         Report of Independent Auditors                                        1

         Balance Sheet                                                         2

         Statements of Operations                                              3

         Statement of Changes in Stockholders' Equity (Deficit)                4

         Statements of Cash Flows                                              5

         Notes to Financial Statements                                      6-16

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and Board of Directors
Pacific Fuel Cell Corp.

We have audited the accompanying consolidated balance sheet of Pacific Fuel Cell Corp. (a development stage company) as of December 31, 2004, and the related statements of operations, changes in stockholders' equity (deficit), and cash flows for the years ended December 31, 2004 and 2003, and the period from May 5, 1998 (inception) to December 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the auditing standards of the Public Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Pacific Fuel Cell Corp. (a development stage company) as of December 31, 2004, and the results of its operations, and its cash flows for the years ended December 31, 2004 and 2003, and the period from May 5, 1998 (inception) to December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

s/Stark Wintre Schenkein & Co., LLP

Stark Winter Schenkein & Co., LLP


Denver, Colorado
March 25, 2005

                                       1
                                                                              17

                             PACIFIC FUEL CELL CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                           CONSOLIDATED BALANCE SHEET
                                DECEMBER 31, 2004

                                     ASSETS

CURRENT ASSETS
  Cash                                                             $   645,535
  Inventory held by vendor                                               9,621
  Prepaid expense                                                        9,405
  Prepaid research and development                                      18,752
                                                                   -----------
                      Total current assets                             683,313
                                                                   -----------

Other Assets
  Deferred debenture costs                                             119,684
  Rent security deposit                                                  3,059
  Deposit on equipment                                                 146,000
                                                                   -----------


                                                                   $   952,056
                                                                   ===========


                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                                                 $    38,195
  Accrued interest                                                       2,196
                                                                   -----------
                      Total current liabilities                         40,391
                                                                   -----------

CONVERTIBLE REDEEMABLE DEBENTURES                                      206,272
                                                                   -----------

STOCKHOLDERS' EQUITY
  Preferred stock, $0.01 par value,

     1,000,000 shares authorized, none outstanding                          --
  Common stock, $0.001 par value, 200,000,000
    shares authorized, 66,477,254 shares issued                         66,477
  Additional paid in capital                                         2,150,194
  (Deficit) accumulated during the development stage                (1,511,278)
                                                                   -----------
                                                                       705,393
                                                                   -----------

                                                                   $   952,056
                                                                   ===========

    The accompanying notes are an integral part of the financial statements.

                            PACIFIC FUEL CELL CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                      FOR THE PERIOD
                                                     YEAR ENDED      YEAR ENDED        MAY 5, 1998
                                                    DECEMBER 31,    DECEMBER 31,     (INCEPTION) TO
                                                        2004            2003        DECEMBER 31, 2004
                                                    ------------    ------------    -----------------
REVENUE
  Sales                                             $     13,740    $         --    $          19,912
  Grants                                                  99,901              --               99,901
                                                    ------------    ------------    -----------------
                                                         113,641              --              119,813
                                                    ------------    ------------    -----------------

COSTS AND EXPENSES
  Cost of goods sold                                      20,266              --               20,266
  General and administrative                             120,215          28,499              674,021
  Research and development                                57,137          71,055              128,192
  Stock compensation                                      36,800              --              276,800
  Amortization                                                --              --               11,645
  Loss on asset impairment                                    --              --              510,667
  Loss on disposal of property and equipment                  --              --                3,391
                                                    ------------    ------------    -----------------
                                                         234,418          99,554            1,624,982
                                                    ------------    ------------    -----------------

OPERATING (LOSS)                                        (120,777)        (99,554)          (1,505,169)
                                                    ------------    ------------    -----------------
OTHER INCOME (EXPENSE)
  Interest income                                          2,460              --                2,460
  Interest expense                                       (24,125)         (3,839)             (42,726)
  Foreign currency transaction gain (loss)                    --              --                 (168)
  Other                                                       --              11               (1,175)
                                                    ------------    ------------    -----------------
                                                         (21,665)         (3,828)             (41,609)
                                                    ------------    ------------    -----------------
NET (LOSS) BEFORE EXTRAORDINARY ITEM                    (142,442)       (103,382)          (1,546,778)

EXTRAORDINARY ITEM, Gain on forgiveness
   of debt, net of income taxes of $12,070                    --              --               23,430
                                                    ------------    ------------    -----------------
NET (LOSS) BEFORE INCOME TAX EXPENSE (BENEFIT)          (142,442)       (103,382)          (1,523,348)

INCOME TAX EXPENSE (BENEFIT)                                  --              --              (12,070)
                                                    ------------    ------------    -----------------
NET (LOSS)                                          $   (142,442)   $   (103,382)   $      (1,511,278)
                                                    ============    ============    =================
PER SHARE INFORMATION:

WEIGHTED AVERAGE SHARES OUTSTANDING -
        BASIC AND DILUTED                             64,798,220      63,440,000           39,779,396
                                                    ============    ============    =================
NET (LOSS) PER COMMON SHARE (BASIC & DILUTED)
         (Loss) from operations                     $         --    $         --    $           (0.04)
         Extraordinary item                         $         --    $         --    $              --
                                                    ------------    ------------    -----------------
                                                    $         --    $         --    $           (0.04)
                                                    ============    ============    =================


    The accompanying notes are an integral part of the financial statements.

                            PACIFIC FUEL CELL CORP.
                          (A DEVELOPMENT STAGE COMPANY)
       CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                MAY 5, 1998 (INCEPTION) THROUGH DECEMBER 31, 2004


                                                                                                            (Deficit)
                                                         Common Stock                        Common      Accumulated
                                                   ----------------------   Additional        Stock         During
                                                     Shares      Amount   Paid in Capital Subscriptions Development Stage   Total
                                                   ---------- ----------- --------------- ------------- ----------------- ---------
Issuance of stock for cash at $0.006 per share
  (net of issuance costs)                           3,000,000 $     3,000 $        15,118 $          -- $              -- $ 18,118

Issuance of stock for repayment of advances
  at $0.007 per share                               2,250,000       2,250          12,750            --                --   15,000

Net (loss) for the period                                  --          --              --            --           (31,065) (31,065)
                                                   ---------- ----------- --------------  -------------  ---------------- --------

Balance at December 31, 1998                        5,250,000       5,250          27,868            --           (31,065)   2,053
                                                   ---------- ----------- --------------  -------------  ---------------- --------
Issuance of stock for purchase of domain
  name at $0.007 per share                          9,750,000       9,750          55,250            --                --   65,000

Issuance of stock for
  cash at $0.007 per share                          3,750,000       3,750          21,250            --                --   25,000

Issuance of stock subscriptions for
  cash at $0.007 per share                                 --          --              --        19,000                --   19,000

Issuance of stock subscriptions as
  payment of wages at $0.007 per share                     --          --              --        11,000                --   11,000

Net (loss) for the year                                    --          --              --            --          (156,309)(156,309)
                                                   ---------- ----------- --------------  -------------  ---------------- --------
Balance at December 31, 1999                       18,750,000      18,750         104,368        30,000          (187,374) (34,256)
                                                   ---------- ----------- --------------  -------------  ---------------- --------
Issuance of stock pursuant to stock
   subscriptions                                    4,500,000       4,500          25,500       (30,000)               --       --

Net (loss) for the year                                    --          --              --            --          (278,728)(278,728)
                                                   ---------- ----------- --------------  -------------  ---------------- --------
Balance at December 31, 2000                       23,250,000      23,250         129,868            --          (466,102)(312,984)
                                                   ---------- ----------- --------------  -------------  ---------------- --------
Issuance of stock for license
   agreement at $0.015 per share                   30,100,000      30,100         421,400            --                --  451,500

Cancellation of common stock as
  condition of license agreement                   (2,000,000)     (2,000)             --            --                --   (2,000)

Issuance of stock for cash at $0.001 per share      6,000,000       6,000              --            --                --    6,000

Stock compensation related to issuance
  of stock below fair market value                         --          --          84,000            --                --   84,000

Stock compensation related to issuance
  of stock warrant to acquire license                      --          --         100,000            --                --  100,000

Issuance of stock for cash at  $0.10 per share        520,000         520          51,480            --                --   52,000

Issuance of stock for debt forgiveness
  from shareholders at $0.094 per share             1,070,000       1,070          99,980            --                --  101,050

Liabilities converted into contributed
  capital                                                  --          --         179,610            --                --  179,610

Net (loss) for the year                                    --          --              --            --          (219,441)(219,441)
                                                   ---------- ----------- --------------  -------------  ---------------- --------
Balance at December 31, 2001                       58,940,000      58,940       1,066,338            --          (685,543) 439,735
                                                   ---------- ----------- --------------  -------------  ---------------- --------
Issuance of stock for cash at $0.047 per share      1,000,000       1,000          45,819            --                --   46,819

Issuance of stock for services at $0.03 per share   1,500,000       1,500          43,500            --                --   45,000

Issuance of stock for cash at $0.05 per share       2,000,000       2,000          98,000            --                --  100,000

Discount on loan payable - related party
  recorded as contributed capital                          --          --           8,300            --                --    8,300

Net (loss) for the year                                    --          --              --            --          (579,912)(579,912)
                                                   ---------- ----------- --------------  -------------  ---------------- --------
Balance at December 31, 2002                       63,440,000      63,440       1,261,957            --        (1,265,455)  59,942

Net (loss) for the year                                    --          --              --            --          (103,382)(103,382)
                                                   ---------- ----------- --------------  -------------  ---------------- --------
Balance at December 31, 2003                       63,440,000      63,440       1,261,957            --        (1,368,837) (43,440)
                                                   ---------- ----------- --------------  -------------  ---------------- --------
Debenture conversion @ $0.01 per share                300,008         300           2,700            --                --    3,000
Debenture conversion @ $0.33 per share                903,961         904         299,211            --                --  300,115
Debenture conversion @ $0.27 per share                800,002         800         216,801            --                --  217,601
Debenture conversion @ $0.27 per share                100,000         100          27,100            --                --   27,200
Debenture conversion @ $0.27 per share                300,962         301          81,561            --                --   81,862
Debenture conversion @ $0.28 per share                250,891         251          69,998            --                --   70,249
Contributed services to capital                            --          --           6,000            --                --    6,000
Purchase of Cellfoods                                      --          --          53,196            --                --   53,196
Shares issued for services @ $0.46 per share           80,000          80          36,720            --                --   36,800
Debenture conversion @ $0.316 per share               301,430         301          94,950            --                --   95,251
Net (loss) for the year                                    --          --              --            --          (142,441)(142,441)
                                                   ---------- ----------- --------------  -------------  ---------------- --------
Balance at December 31, 2004                       66,477,254 $    66,477 $     2,150,194  $         --  $     (1,511,278)$705,393
                                                  =========== =========== ===============  ============  ================ ========

    The accompanying notes are an integral part of the financial statements.

                             PACIFIC FUEL CELL CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                              FOR THE PERIOD
                                                                                YEAR ENDED    YEAR ENDED        MAY 5, 1998
                                                                                DECEMBER 31,  DECEMBER 31,    (INCEPTION) TO
                                                                                   2004          2003        DECEMBER 31, 2004
                                                                               ------------  ------------    -----------------
OPERATING ACTIVITIES
                Net (loss)                                                     $  (142,442)   $  (103,382)   $      (1,511,279)
                Adjustments to reconcile net (loss) to net cash
                      (used in) operating activities:
                             Stock compensation                                     36,800             --             276,800
                             (Loss) on asset impairment                                 --             --             510,667
                             Contributed services to capital                         6,000             --               6,000
                             Reserve for uncollectible accounts receivable          36,298             --              36,298
                             Amortization of discount on loan payable
                                  - related party                                       --          3,839               5,239
                             Amortization of deferred debenture costs               16,316             --              16,316
                             Gain on the settlement of debt                             --             --              35,500
                             (Loss) on disposal of property and equipment               --             --               3,391
                             Amortization and depreciation                              --             --              12,461
                             Interest expense converted to loan payable                 --             --              12,684
               Changes in:
                       Prepaid expense                                              (8,905)         9,789             (19,116)
                       Prepaid R&D                                                  (8,541)            --              (8,541)
                       Inventory held by vendor                                     (9,621)            --              (9,621)
                       Discount on loan                                              3,061             --               3,061
                       Rent security deposit                                        (3,059)            --              (3,059)
                       Accounts payable                                             32,547          1,863              68,664
                       Accrued interest                                              3,746             --               3,746
                       Accounts payable - related party                             (3,652)          (843)                 --
                                                                               -----------    -----------         -----------
                              Net cash (used in) operating activities              (41,452)       (88,734)           (560,789)
                                                                               -----------    -----------         -----------
INVESTING ACTIVITIES
  Purchase of fixed assets                                                              --             --              (4,891)
  Cash received in purchase of Cellfoods                                            16,898             --              16,898
  Deposit on Equipment                                                            (146,000)            --            (146,000)
  Investment in mineral claims                                                          --             --              (5,000)
                                                                               -----------    -----------         -----------
                              Net cash (used in) investing activities             (129,102)            --            (138,993)
                                                                               -----------    -----------         -----------
FINANCING ACTIVITIES
  Proceeds from loan payable - related parties                                          --             --             285,462
  Deferred debenture costs                                                        (136,000)            --            (136,000)
  Convertible redeemable debentures                                              1,000,000             --           1,000,000
  Payments on loan payable - related parties                                       (60,000)            --             (71,083)
  Proceeds from stock sales, net of issuance costs                                      --             --             266,937
                                                                               -----------    -----------         -----------
                              Net cash provided by financing activities            804,000             --           1,345,316
                                                                               -----------    -----------         -----------
                                  Net increase (decrease) in cash                  633,447        (88,734)            645,535
CASH AT BEGINNING OF YEAR                                                           12,088        100,822                  --
                                                                               -----------    -----------         -----------
CASH AT END OF YEAR                                                            $   645,535    $    12,088         $   645,535
                                                                               ===========    ===========         ===========
SUPPLEMENTAL CASH FLOW INFORMATION
  Cash paid for interest                                                       $        --    $        --         $        --
                                                                               ===========    ===========         ===========
  Cash paid for income taxes                                                   $        --    $        --         $        --
                                                                               ===========    ===========         ===========

SUPPLEMENTAL DISCLOSURE OF SIGNIFICANT NON-CASH
FINANCING AND INVESTING ACTIVITIES

  Discount on loan payable - related party                                     $        --    $        --         $     8,300
                                                                               ===========    ===========         ===========
  Accrued interest                                                             $    (1,550)   $        --         $    (1,550)
                                                                               ===========    ===========         ===========
  Issuance of stock for purchase of license agreement                          $        --    $        --         $   451,500
                                                                               ===========    ===========         ===========
  Convertible redeemable debentures                                            $  (793,728)   $        --         $  (793,728)
                                                                               ===========    ===========         ===========
  Conversion of loans payable, shareholders into contributed capital           $        --    $        --         $   179,610
                                                                               ===========    ===========         ===========
  Cancellation of 2,000,000 shares at par value                                $        --    $        --         $     2,000
                                                                               ===========    ===========         ===========
  Issuance of stock for repayment of advances                                  $        --    $        --         $   116,050
                                                                               ===========    ===========         ===========
  Issuance of stock for purchase of domain asset                               $        --    $        --         $    65,000
                                                                               ===========    ===========         ===========

    The accompanying notes are an integral part of the financial statements.

                                       5
                                                                              21

                             PACIFIC FUEL CELL CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2004

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

In April, 2004, the Company, through PFCE Acquisition Corp, a Nevada corporation and our wholly owned subsidiary ("Sub"), and Cellfoods Corporation, a Nevada corporation ("Cellfoods "), entered into an Agreement and Plan of Merger whereby Sub merged with and into Cellfoods, which survived as our wholly owned subsidiary. This merger was consummated on or about May 17, 2004.

Cellfoods is a development stage corporation that was organized in January 2003, engaged in the business of developing soybean powder for use in food preparation. Cellfoods had assets and liabilities as of the acquisition date of Cash of $16,898, and accounts receivable of $36,298.

Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary. All intercompany accounts and balances have been eliminated in consolidation

Use of estimates

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

                             PACIFIC FUEL CELL CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2004


Revenue recognition

In general, the Company records revenue when persuasive evidence of an arrangement exists, services have been rendered or product delivery has occurred, the sales price to the customer is fixed or determinable, and collectability is reasonably assured.

To date the Company has not generated significant operating revenues.

Research and development

Research and development costs are charged to operations when incurred. For the years ended December 31, 2004 and 2003 and the period May 5, 1998 (inception) to December 31, 2003, the Company incurred research and development costs of $57,137, $71,055 and $128,192, respectively (see Note 4).

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

Fair value of financial instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2004. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash and accounts payable. Fair values were assumed to approximate carrying values for financial instruments because they are short term in nature, their carrying amounts approximate fair values, and they are payable on demand

The carrying value of the Company's long-term debt approximated its fair value based on the current market conditions for similar debt instruments.

                             PACIFIC FUEL CELL CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2004


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

Income Taxes

The Company follows SFAS 109 "Accounting for Income Taxes" for recording the provision for income taxes. Deferred tax assets and liabilities are computed based upon the difference between the financial statement and income tax basis of assets and liabilities using the enacted marginal tax rate applicable when the related asset or liability is expected to be realized or settled. Deferred income tax expenses or benefits are based on the changes in the asset or liability each period. If available evidence suggests that it is more likely than not that some portion or all of the deferred tax assets will not be realized, a valuation allowance is required to reduce the deferred tax assets to the amount that is more likely than not to be realized. Future changes in such valuation allowance are included in the provision for deferred income taxes in the period of change.

                             PACIFIC FUEL CELL CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2004

Recent Pronouncements

In November 2004, the FASB issued SFAS 151, "Inventory Costs." SFAS 151 amends the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) under the guidance in ARB 43, Chapter 4, "Inventory Pricing." Paragraph 5 of ARB 43, Chapter 4, previously stated that "...under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current  period  charges...."  This  Statement  requires that those items be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal." In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. This statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Management does not expect adoption of SFAS 151 to have a material impact on the Company's financial statements.

In December 2004, the FASB issued SFAS 152, "Accounting for Real Estate Time-Sharing Transactions." The FASB issued this Statement as a result of the guidance provided in AICPA Statement of Position (SOP) 04-2, "Accounting for Real Estate Time-Sharing Transactions." SOP 04-2 applies to all real estate time-sharing transactions. Among other items, the SOP provides guidance on the recording of credit losses and the treatment of selling costs, but does not change the revenue recognition guidance in SFAS 66, "Accounting for Sales of Real Estate," for real estate time-sharing transactions. SFAS 152 amends Statement 66 to reference the guidance provided in SOP 04-2. SFAS 152 also amends SFAS 67, "Accounting for Costs and Initial Rental Operations of Real Estate Projects", to state that SOP 04-2 provides the relevant guidance on accounting for incidental operations and costs related to the sale of real estate time-sharing transactions. SFAS 152 is effective for years beginning after June 15, 2005, with restatements of previously issued financial statements prohibited. Management does not expect adoption of SFAS 152 to have a material impact on the Company's financial statements.

In December 2004, the FASB issued SFAS 153, "Exchanges of Nonmonetary Assets," an amendment to Opinion No. 29, "Accounting for Nonmonetary Transactions." Statement 153 eliminates certain differences in the guidance in Opinion No. 29 as compared to the guidance contained in standards issued by the International Accounting Standards Board. The amendment to Opinion No. 29 eliminates the fair value exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. Such an exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS 153 is effective for nonmonetary asset exchanges occurring in periods beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges occurring in periods beginning after December 16, 2004. Management does not expect adoption of SFAS 153 to have a material impact on the Company's financial statements.

                             PACIFIC FUEL CELL CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2004


In December 2004, the FASB issued SFAS 123(R), "Share-Based Payment." SFAS 123(R) amends SFAS 123, "Accounting for Stock-Based Compensation," and APB Opinion 25, "Accounting for Stock Issued to Employees." SFAS 123(R) requires that the cost of share-based payment transactions (including those with employees and non-employees) be recognized in the financial statements. SFAS 123(R) applies to all share-based payment transactions in which an entity acquires goods or services by issuing (or offering to issue) its shares, share options, or other equity instruments (except for those held by an ESOP) or by incurring liabilities (1) in amounts based (even in part) on the price of the entity's shares or other equity instruments, or (2) that require (or may require) settlement by the issuance of an entity's shares or other equity instruments. This statement is effective (1) for public companies qualifying as SEC small business issuers, as of the first interim period or fiscal year beginning after December 15, 2005, or (2) for all other public companies, as of the first interim period or fiscal year beginning after June 15, 2005, or (3) for all nonpublic entities, as of the first fiscal year beginning after December 15, 2005. Management is currently assessing the effect of SFAS No. 123(R) on the Company's financial statements.

Note 2.  LICENSE

The Company signed a licensing agreement on August 28, 2001, with Fullerene for an exclusive worldwide license (excluding Japan) to make, use, and sell fuel cells solely for use in transportation applications. The licensing agreement expires upon the expiration of the underlying patent application, which is 17 years upon the approval of the patent by the United States Patent and Trademark Office. As of the date of the audit report the patent application had not been approved. In exchange, the Company issued 30,100,000 shares of common stock to Fullerene. The asset was recorded at the fair market value of the shares of $451,500 (See Note 6).

On September 13, 2001, the Company signed an exclusive worldwide license (excluding Japan) to acquire all intellectual property, present and future, of Winz Co., Ltd. in exchange for a stock purchase warrant (See Note 6). The acquisition of these rights was recorded as stock compensation expense based on the fair value of the warrant of $100,000, since the rights acquired had no readily determinable fair market value.

Note 3.  RESEARCH AND DEVELOPMENT AGREEMENT

On August 21, 2002, the Company entered into an agreement with the University of California (the "University") to develop a commercially viable fuel cell, exploiting the Company's proprietary technology. The Company advanced the University $70,000 for the first phase, which was completed during February 2003. During March 2003 the Company advanced the University an additional $61,266 to begin work on the second phase of the research and development agreement.

                             PACIFIC FUEL CELL CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2004


In February 2003 the Company entered into an amendment which extended the term of this agreement through February 29, 2004. On May 4, 2004, this agreement was extended again, through April 30, 2006, so long as the Company continues to make payments. Pursuant to the terms of this agreement, as amended, we has agreed to reimburse UCR for all costs and expenses incurred, both direct and indirect, in an amount not to exceed $181,271, pursuant to a budget agreed to by the parties. As a result of the amendment extending this agreement which was executed in April 2004, the Company is required to make additional payments totaling $150,486, including $50,005, which was paid in May 2004, $50,229, which is due on or before May 1, 2005, with the balance of $50,252 due May 1, 2006. It is not anticipated that the Company will be required to make any additional payments for any future extensions. In order to allow the Company to make the aforesaid payments, the Company borrowed funds from Fullerene, which were subsequently have repaid in full. UCR, through its SMART program, provides matching funds for all direct costs applicable to development of the project. The Company has applied for additional matching funds through this SMART program and has obtained a favorable decision and expect a grant of approximately $120,000 to be provided over the next two years. This also provides a multi-year relationship with UCR. All information the Company provides to UCR has been deemed confidential for a period of one (1) year after expiration or termination of the agreement.

For the years ended December 31, 2004 and 2003, and the period from inception to December 31, 2003, the Company has charged $57,137 $71,055 and $128,192 respectively, to operations related to this agreement. Prepaid expense at December 31, 2004, includes $18,752 for research and development services to be provided.


Note 4.  LOAN PAYABLE - RELATED PARTY

On August 14, 2002 the Company received an unsecured non-interest bearing loan from a related party for $60,000 due September 14, 2002. On December 5, 2002 this note was cancelled and replaced with a note extending the due date to August 14, 2004. Due to the fact that the loan is non-interest bearing and has a maturity greater than one year, the loan has been discounted at 7%. During the year ended December 31, 2004, the Note was paid in full.

                             PACIFIC FUEL CELL CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2004


Note 6.  CONVERTIBLE DEBENTURES

In May 2004, Cellfoods completed a private placement with an accredited investor (as defined under Rule 501, Regulation D, promulgated under the Securities Act of 1933, as amended) to issue up to $1,000,000 in the aggregate principal amount of convertible debentures, pursuant to Rule 504 of Regulation D under the Securities Act of 1933, as amended. The debentures were initially issued as two separate debentures in the amount of $997,000 and $3,000, respectively, bear interest at 1% per annum and mature in five years. Pursuant to the terms of the merger discussed above, the Company has assumed the obligations and benefits of Cellfoods, including the obligation under the Debenture agreement. The Company received net proceeds of $864,000 after payment of deferred debenture costs of $136,000. The deferred debenture costs are being amortized over the five year term of the debentures. As of December 31, 2004, the remaining principal under the debentures, after giving effect to the conversion of $793,728 plus accrued interest of $1,104 is $206,272. Accrued interest thereon is $2,196 at December 31, 2004.

The conversion price for the Debentures is the lesser of (a) the lesser of $0.75 and one hundred twenty-five percent (125%) of the average of the closing bid prices per share of our Common Stock during the five (5) trading days immediately preceding the Closing (as defined in the Purchase Agreement); and
(b) one hundred percent (100%) of the average of the five (5) lowest closing bid prices per share of our Common Stock during the forty (40) trading days immediately preceding the Conversion Date; provided, however, that the aggregate maximum number of shares of Common Stock that the First Debenture and Second Debenture may be converted into shall be Two Million (2,000,000) shares (the "Maximum Conversion"); and further provided, however, that upon the Maximum Conversion, we could (a) increase the Maximum Conversion or (a) redeem the unconverted amount of the First Debenture and Second Debenture in whole or in part at one hundred fifteen percent (115%) of the unconverted amount of such Debentures being redeemed plus accrued interest thereon. The conversion price and number of shares of Common Stock issuable upon conversion of the Debentures is subject to adjustment for stock splits and combinations and other dilutive events. The Debentures may not be converted, however, if after conversion the holder would beneficially own more than 5% of our outstanding common stock, unless the holder waives this limitation by giving us 75 days notice of the waiver.

As of the date of this Report, an aggregate of approximately $793,728 has been converted by the Debenture Holder into 2,957,254 shares of our common stock. If the balance of the Debentures are converted, the Company estimates that it will release approximately 1,000,000 shares of common stock currently held in escrow. The Company placed an aggregate of 30,000,000 shares of common stock into escrow to insure performance under the Debentures. Once converted, the balance of shares currently held in escrow will be released to the Company. The Company currently estimates that approximately 26,000,000 will be returned from the amount escrowed.

                             PACIFIC FUEL CELL CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2004


Note 6.  STOCKHOLDERS' (DEFICIT)

Common stock

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

                             PACIFIC FUEL CELL CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2004


     o Shareholders of the Company converted $179,610 of liabilities into contributed capital.

During the year ended December 31, 2002 the following equity transactions occurred:

     o    Issued 1,000,000 shares of common stock for cash aggregating $46,819.

     o Entered into a six-month agreement with a former officer of the Company for investor relation services in exchange for 1,500,000 shares of its common stock. These shares were valued at their fair market value of $45,000 on the date the Company agreed to issue the shares.

     o    Issued 2,000,000 shares of common stock for cash aggregating $100,000.

     o The Company recorded the original discount on loan payable - related party as a capital contribution of $8,300.

During the year ended December 31, 2003, the Company had no equity transactions.

During the year ended December 31, 2004, the following equity transaction occurred.

     o    Escrowed 30,000,000 shares of common stock for debenture conversion of
          which  2,957,254   shares  were  issued  for  $793,728  of  debentures
          converted.

     o Issued 80,000 shares for legal services valued at their fair market value of $36,800.

     o Received cash of $16,898 and receivables of $36,298 in Cellfoods acquisition.

     o    Services with a value of $6,000 were contributed to capital.


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

                             PACIFIC FUEL CELL CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2004


During the year ended December 31, 2002 management determined that license agreement with Fullerene was impaired and, accordingly, has recorded a loss on impairment of $451,500. The Company based their decision on the uncertainty of being able to raise sufficient capital in a timely manner to develop a commercially viable fuel cell technology.


Note 8.  INCOME TAXES

The Company accounts for income taxes under SFAS 109, "Accounting for Income Taxes", which requires use of the liability method. SFAS 109 provides that deferred tax assets and liabilities are recorded based on the differences between the tax bases of assets and liabilities and their carrying amounts for financial reporting purposes, referred to as temporary differences. Deferred tax assets and liabilities at the end of each period are determined using the currently enacted tax rates applied to taxable income in the periods in which the deferred tax assets and liabilities are expected to be settled or realized.

The types of temporary differences between the tax basis of assets and their financial reporting amounts that give rise to a significant portion of the deferred tax asset are as follows:

                                               Reconciling          Tax
                                                  Item             Effect
                                                  ----             ------

Net operating loss carry forward                $705,000          $240,000
                                                ========          ========

The net operating loss carry forward will expire through 2024 and may be limited due to a significant change in ownership during 2001. The deferred tax asset has been fully reserved at December 31, 2004.

The change in the valuation allowance for the deferred tax asset during the year ended December 31, 2004 was $34,000.


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

                           PACIFIC FUEL CELL CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2004


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

During the year ended December 31, 2003, the Company had $3,652, of for travel and administrative expenses paid by an officer and director on behalf of the Company. The $3,652 was paid to the officer and director during the year ended December 31, 2004.

Note 10.  COMMITMENTS AND CONTINGENCIES

On August 1, 2003 the Company entered into a consulting agreement whereby the consultant will act as the Company's Vice President and Director of Research and Development. The term of the agreement is September 1, 2003 to August 31, 2004. The consultant will be paid a total of $30,000 and receive a 2 year option to purchase 100,000 shares of the Company's common stock at $0.05 per share only if the Company is successful at obtaining a grant it has applied for. If a successful fuel cell prototype ("prototype") is constructed the consultant will receive an additional 2 year option to purchase 100,000 shares at $0.05 per share and will also receive 5% of any equity funds raised by the Company after and directly related to, the successful prototype. As of December 31, 2004, the related prototype has not yet been developed, and accordingly, no amounts have been expended for such consulting services and no options have been granted pursuant to this agreement.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

ITEM 8A.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
------------------------------------------------

     Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports filed under the Securities Exchange Act of 1934 is accumulated and communicated to management, including our Chief Executive Officer, as appropriate, to allow timely decisions regarding required disclosure.

     Within the 90 days prior to the filing date of this report, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. This evaluation was done under the supervision and with the participation of our Principal Executive Officer. Based upon that evaluation, he concluded that our disclosure controls and procedures are effective in gathering, analyzing and disclosing information needed to satisfy our disclosure obligations under the Exchange Act.

Changes in Internal Controls
----------------------------

     There were no significant changes in our internal controls or in other factors that could significantly affect those controls since the most recent evaluation of such controls.


                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

     Our directors and officers as of the date of this Report are as follows:

                  Name            Age                   Position
            ----------------      ---      -------------------------------------

            George Suzuki         61       President, Director

            Ken K. Inouye         61       Secretary, Treasurer, Director

            Dr. Yushan Yan        40       Director

            Dr. Xin Wang          31       Vice President and Director of
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

RESUMES

     George Suzuki assumed his positions with us upon effectiveness of the Fullerene Agreement in August 2001. In addition to his positions with us, since January 1991, Mr. Suzuki has been CEO of Beltec Industries, Inc., Tustin, CA, a privately held company engaged in the sale of air purification systems. Also, from August 1986 through September 1996, Mr. Suzuki was President of Unibell International Co. Ltd., Tustin, CA, a privately held real estate company engaged in land development and investment. Mr. Suzuki devotes approximately 90% of his business time to our business affairs.

     Ken K. Inouye, assumed his positions with us upon effectiveness of the Fullerene Agreement in August 2001. In addition to his positions with us, since 1979 Mr. Inouye has been CEO of Advanced American Technology, Inc., Los Angeles, CA, a privately held technology consulting firm. Mr. Inouye devotes approximately 50% of his business time to our business affairs.

     Dr. Yushan Yan, was appointed as a director of our Company in November 2004. In addition to his positions with us, since July 1998, Dr. Yan has been a Professor at the University of California, Riverside. He received a Bachelor of Science degree in Chemical Physics in 1988 from the University of Science and Technology of China. He also received a Masters degree in Chemical Engineering in 1995 from the California Institute of Technology and a Ph.D in Chemical Engineering in 1997, also from the California Institute of Technology. Dr. Yan is considered a leading authority on proton conductive membranes and nanostructured electrodes. Dr. Yan devotes approximately 10 hours per month to our business activities.

     Dr. Xin Wang assumed his position as Vice President and Director of Research and Development with us in December 2003. Prior, from July 2003 through December 2003, Mr. Wang was employed by the University of California at Riverside as a postdoctoral researcher. From March 2002 through July 2003, Mr. Wang was employed by the Hong Kong University of Science and Technology as a postdoctoral fellow. Mr. Wang received a Ph.D. from Hong Kong University of Science and Technology in January 2002, a Masters Degree in Philosophy from Zhe Jiang University in March 1997 and a Bachelor of Science degree from Zhe Jiang University in 1994. Mr. Wang devotes approximately all of his business time to our business affairs.

MEETINGS OF THE BOARD OF DIRECTORS
AND COMMITTEES OF THE BOARD OF DIRECTORS

     Our operations are managed under the supervision of our Board of Directors, which has the ultimate responsibility for the establishment and implementation of our general operating philosophy, objectives, goals and policies.

     During fiscal 2004, our Board of Directors did not have any formal meetings, but did take action in three instances by unanimous consent. However, our directors, who are also our officers, work together on a daily basis.

     During fiscal 2004, the Board of Directors had no committees. We generated no revenues from operations. Management intends to establish both an Audit Committee and Compensation Committee once we begin to generate revenues in the future.

ITEM 9B.  COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

     Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers, directors and person who own more than 10% of the Company's Common Stock to file reports of ownership and changes in ownership with the Securities and Exchange Commission. All of the aforesaid persons are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file. During our fiscal year ended December 31, 2004, there were no changes in the holdings of any of our officers and directors, or our principal shareholders. Therefore, no reports were required to be filed.

ITEM 10.  EXECUTIVE COMPENSATION.

REMUNERATION

     The following table reflects all forms of compensation for services to us for the years ended December 31, 2004 and 2003, of our chief executive officer, as well as those persons who received in excess of $100,000 in annual compensation from us during the aforesaid time.

                           SUMMARY COMPENSATION TABLE

                                                Long Term Compensation
                                          ---------------------------------
                   Annual Compensation             Awards           Payouts
                  --------------------    ------------------------  -------
                                 Other
                                 Annual   Restricted   Securities            All Other
 Name and                        Compen-     Stock     Underlying    LTIP     Compen-
Principal         Salary  Bonus  sation     Award(s)  Options/SARs  Payouts   sation
 Position   Year    ($)    ($)     ($)        ($)         (#)         ($)       ($)
----------  ----  -----   -----  ------   ----------  ------------  -------  ---------
George      2003  $   0   $   0  $    0   $        0       0        $     0  $       0
Suzuki,(1)  2004  $   0   $   0  $    0   $        0       0        $     0  $       0
Chairman,
President

     We have adopted a policy whereby we reimburse officers and directors for out of pocket expenses incurred by each of them in the performance of their relevant duties. However, we did not reimburse any officer or director for any such expenses during the fiscal year ended December 31, 2004.

     On August 1, 2003, we entered into a consulting agreement, as amended, whereby Dr. Xin Wang will act as our Vice President and Director of Research and Development. The term of the original agreement was through August 31, 2004, and provided for annual compensation of $30,000. Additionally, we issued to Dr. Wang a two-year option to purchase up to 100,000 shares of our Common Stock at an exercise price of $.05 per share. Further, if during the term of the agreement we construct a successful fuel cell prototype, Dr. Wang will receive a second option to purchase up to 100,000 shares of our Common Stock at an exercise price of $.05 per share, as well as a bonus equal to 5% of any additional funds (up to $1 million) which we raise after development of the successful fuel cell prototype. Relevant thereto, we paid

Dr. Wang the sum of $7,542 during 2004. Dr. Wang is not engaged in any fund raising activities on our behalf.

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

                                                                       Percent
         Name and Address of               Amount and Nature of           of
            Beneficial Owner                Beneficial Ownership        Class(2)
         ----------------------            ----------------------      ---------

         Fullerene USA, Inc.                    29,100,000(1)            43.7%
         1721 Garvey Ave., #A
         Alhambra, CA 91803

         Stephen G. Godwin                        6,000,000(1)            9%
         11854 Darlington Ave., #304
         Los Angeles, CA 90049

         Dr. Xin Wang                               100,000(2)            *
         991 W. Blaine St.
         Apt. 94 Riverside, CA 92507

         All Directors and Executive             29,200,000(1)(2)        43.9%
         Officers as a Group (4 persons)

*        Less than 1%.
------------------------

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

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     At December 31, 2003, we had outstanding loans in the principal amounts of $60,000 and $10,000 due to Fullerene, USA, Inc., our majority stockholder. In regard to the $60,000 loan, we originally received an unsecured, non-interest bearing loan for $60,000 which was due September 14, 2002. On December 5, 2002, this note was cancelled with the consent of Fullerene and replaced with a note extending the due date to August 14, 2004. Both of these notes have been paid in full.

     In addition, we operate from our principal executive offices at 131 N. Tustin Ave., Suite 100, Tustin, CA 92780, which space is provided on a rent free basis pursuant to a verbal, month-to-month lease, by George Suzuki, our President and a director. This space consists of 700 square feet of executive office space.

     As of December 31, 2004, we owed one of our officers and directors $3,652 for travel and administrative expenses paid by this person on our behalf. Subsequently, all balances due have been paid.

     Except as stated above or as stated elsewhere, no member of management, executive officer or security holder had any direct or indirect interest in any other transaction with us.

                                     PART IV

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits. The following exhibit is attached to this Report

Exhibit No.       Description

     10.2         Lease Agreement - Riverside laboratory

     31.1 Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

     31.2 Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

     32.1 Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     32.2 Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

(b) Reports on Form 8-K.

     In the last fiscal quarter of the fiscal year ended December 31, 2004, we did not file any reports on Form 8-K.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

     Our board of directors reviews and approves audit and permissible non-audit services performed by its independent accountants, as well as the fees charged for such services. In our review of non-audit service fees and its appointment of Stark Winter Schenkein & Co., LLP as our independent accountants, our board of directors considered whether the provision of such services is compatible with maintaining independence. All of the services provided and fees charged by Stark Winter Schenkein & Co., LLP, in fiscal years ended December 31, 2004, were approved by our board of directors.

Audit Fees

     The aggregate fees billed by Stark Winter Schenkein & Co., LLP for professional services for the audit of our annual financial statements and the reviews of the financial statements included in our quarterly reports on Form 10-QSB for 2004 and 2003 were $24,013 and $10,500, respectively, net of expenses.


Audit-Related Fees

     There were no other fees billed by during the last two fiscal years for assurance and related services that were reasonably related to the performance of the audit or review of our financial statements and not reported under "Audit Fees" above.

Tax Fees

     The aggregate fees billed during the last two fiscal years for professional services rendered for tax compliance for fiscal years ended December 31, 2004 and 2003 were $1,500 and $900, respectively.

All Other Fees

     There were no other fees billed by Stark Winter Schenkein & Co., LLP during the last two fiscal years for products and services provided.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 7, 2005.

                                        PACIFIC FUEL CELL CORP.
                                        (Registrant)


                                        By:   s/George Suzuki
                                           ------------------------------------
                                           George Suzuki, President


     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on April 7, 2005.



 s/George Suzuki
-----------------------------------
George Suzuki, Director


 s/Ken K. Inouye
-----------------------------------
Ken K. Inouye, Director


-----------------------------------
Dr. Yushan Yan, Director