Form 10QSB
period 2005-03-31
PACIFIC FUEL CELL CORP
filed 2005-05-19
CIK 1098578

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB

                             Quarterly Report Under
                       the Securities Exchange Act of 1934

                        For Quarter Ended: March 31, 2005

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

The number of shares of the registrant's only class of common stock issued and outstanding as of May 17, 2005, was 66,627,538 shares.

                                     PART I

ITEM 1.  FINANCIAL STATEMENTS.

     Our unaudited financial statements for the three month period ended March 31, 2005, are attached hereto.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with our unaudited financial statements and notes thereto included herein. In connection with, and because we desire to take advantage of, the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, we caution readers regarding certain forward looking statements in the following discussion and elsewhere in this report and in any other statement made by, or on our behalf, whether or not in future filings with the Securities and Exchange Commission. Forward looking statements are statements not based on historical information and which relate to future operations, strategies, financial results or other developments. Forward looking statements are necessarily based upon estimates and assumptions that are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control and many of which, with respect to future business decisions, are subject to change. These uncertainties and contingencies can affect actual results and could cause actual results to differ materially from those expressed in any forward-looking statements made by, or on, our behalf. We disclaim any obligation to update forward-looking statements.

Results of Operations

     Comparison of Results of Operations for the three month periods ended March 31, 2005 and 2004

     During the three month period ended March 31, 2005, we generated an aggregate of $17,259 in revenues, all of which were generated by operations of our wholly owned subsidiary, Cellfoods Corporation ("Cellfoods"), compared to no revenues during the three month period ended March 31, 2004. During the three month period ended March 31, 2005, we incurred costs and expenses totaling $100,303, including $25,488 in research and development costs, $24,814 in costs of goods sold (incurred by Cellfoods) and $28,501 in general and administrative expense. We also incurred a charge of $20,000 relevant to the fair market value of stock options, which we previously had issued to a consultant that was exercised during this period. During the three month period ended March 31, 2004, we incurred costs and expenses of $22,828, which consisted of $12,617 in general and administrative expense and $10,211 in research and development costs. The increase in general and administrative expense during the three month period ended March 31, 2005, compared to the similar period in 2004, arose as a result of increased costs associated with our recently opened lab, including monthly rent of $3,059, other applicable expenses related to the operation of this lab and the addition of Cellfoods as a wholly owned subsidiary, expenses which we did not incur during the relevant period in 2004.

     As a result, we incurred a net loss of ($82,545) during the three month period ended March 31, 2005, compared to a net loss of ($23,828) for the similar period ended March 31, 2003.. Because we generated only nominal revenues during the three month period ended March 31, 2005, following is our Plan of Operation.

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

     In February 2003, we entered into an amendment that extended the term of this agreement through February 29, 2004. On May 4, 2004, this agreement was extended again, through April 30, 2006, so long as we continued to make payments. Pursuant to the terms of this agreement, as amended, we has agreed to reimburse UCR for all costs and expenses incurred, both direct and indirect, in an amount not to exceed $181,271, pursuant to a budget agreed to by the parties. As a result of the amendment extending this agreement which was executed in April 2004, we are required to make additional payments totaling $150,486, including $50,005, which was paid in May 2004, $50,229, which is due on or before May 1, 2005, with the balance of $50,252 due May 1, 2006. We are currently awaiting receipt of an applicable invoice for the $50,229 payment and intend to issue this payment upon receipt of this invoice. It is not anticipated that we will be required to make any additional payments for any future extensions. In order to allow us to make the aforesaid payments, we borrowed funds from Fullerene, which were subsequently have repaid in full. UCR, through its SMART program, provides matching funds for all direct costs applicable to development of the project. We applied for and received notice of a favorable decision of a grant of approximately $120,000, to be provided over the next two years. As of the date of this report, we are awaiting for confirmation of receipt of this grant money from UCR. This also provides a multi-year relationship with UCR. All information we provide to UCR has been deemed confidential for a period of one (1) year after expiration or termination of the agreement.

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

     In December 2004, we opened our own laboratory. We were able to accomplish this as a result of the Debenture financing described hereinbelow under "Liquidity and Capital Resources." We are continuing our work with UCR and believe we have made significant progress. In April 2005, we announced that we had acquired certain rights to a new Carbon Nanotube Membrane Electrode Assembly ("MEA") for hydrogen and methanol fuel cells. We filed a provisional patent application in the name of the co-inventors, Professor Yushan Yan, Dr. Wenzhen Li, Dr. Xin Wang, Mr. Zhongwei Chen, Mr. Mahesh Waje, Professor William Goddard and Dr. Weiqiao Deng to protect this intellectual property. This new technology uses 75% less platinum, while significantly exceeding the performance of current state of the art MEA's for direct methanol fuel cells. MEA can be assembled into a stack which consists of multiple layers of MEA and a support structure, dependent on the fuel cell application. Overall performance of such fuel cell are expected to be well above industry norm data shown by other manufacturers. We are currently planning to make this prototype available to selected commercial organizations for testing and potential joint ventures. Additional development will continue in our new laboratory at the UCR Research Park, utilizing this and other proprietary technologies owned or licensed by us.

     On May 2, 2005 we announced that we had acquired a new microwave plasma enhanced chemical vapor deposition (CVD) system for our nanotechnology research. The cost of this system was approximately $250,000. This system is intended for developing carbon nanutube and other nanostructures for basic research, as well as commercial prototyping. The acquisition of this system is expected to have a positive impact on our research and development activities, including shortening the time-to-market period for portable nanotchnology based fuel cells. However, research projects are always uncertain and we have had many delays. While no assurances can be provided, we remain confident that, together with UCR, this project will attain significant advancements in MEA performance. We intend to continue to support our project at UCR, as well as in our newly established laboratory in Riverside.

     We believe our next step in the implementation of our business plan is to develop a viable manufacturing prototype MEA that will be ready to be placed in production, if it meets expectations.

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

LIQUIDITY AND CAPITAL RESOURCES

     At March 31, 2005, we had $584,782 in cash. We had $10,371 in accounts payable.

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

     The conversion price for the Debentures is (a) the lesser of $0.75 and one hundred twenty-five percent (125%) of the average of the closing bid prices per share of our Common Stock during the five (5) trading days immediately preceding the Closing (as defined in the Purchase Agreement); and (b) one hundred percent (100%) of the average of the five (5) lowest closing bid prices per share of our Common Stock during the forty (40) trading days immediately preceding the Conversion Date; provided, however, that the aggregate maximum number of shares of Common Stock that the First Debenture and Second Debenture may be converted into shall be Two Million (2,000,000) shares (the "Maximum Conversion"); and further provided, however, that upon the Maximum Conversion, we could (a) increase the Maximum Conversion or (b) redeem the unconverted amount of the First Debenture and Second Debenture in whole or in part at one hundred fifteen percent (115%) of the unconverted amount of such Debentures being redeemed plus accrued interest thereon. The conversion price and number of shares of Common Stock issuable upon conversion of the Debentures is subject to adjustment for stock splits and combinations and other dilutive events. The Debentures may not be converted, however, if after conversion the holder would beneficially own more than 5% of our outstanding Common Stock, unless the holder waives this limitation by giving us 75 days notice of the waiver.

     The Debentures bear interest at 1% per year and mature in five years. Interest is payable in cash or shares of our Common Stock, at the option of the holders of the Debentures. We have the right to redeem the Debentures on 30 days' notice, for 125% of the principal amount of the outstanding Debentures, plus accrued and unpaid interest.

     As of March 31, 2005, the remaining principal under the Debentures, after giving effect to the conversion of $808,728, was $191,072. We have issued an aggregate of 3,007,538 shares of our Common Stock from the conversion of these Debentures, including 50,284 shares during the period ended March 31, 2005. We placed an aggregate of 30,000,000 shares of our Common Stock into escrow to insure our performance under the Debentures. If the balance of the Debentures are converted, we estimate that we will release approximately 1,000,000 shares of our Common Stock currently held in escrow applicable thereto. Once converted, the balance of shares currently held in escrow will be released back to our treasury, thus reducing the number of our issued and outstanding common shares by approximately 26,000,000.

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

TRENDS

     Since our announcement of the successful development of a carbon nanotube support base fuel cell electrode in November 2003, we have been receiving a significant amount of attention from the investment community. In this regard, we were able to raise approximately $1 million from the Debenture financing described above in "Liquidity and Capital Resources." We used these funds to build and open our own laboratory, located in the vicinity of the University of California at Riverside, where we are attempting to produce and demonstrate to fuel cell manufacturers a commercially viable prototype. See "Liquidity and Capital Resources," above.

     Our new laboratory in Riverside is functioning as a hub to attract additional researchers from the University of California at Riverside, which is on the path to become a leader in the nano-technology field. We believe that there are many potential useful applications of nano-technology that can be expected in the immediate future, including fuel cells and flat panel displays. Also at this laboratory, we are attempting to develop a functional prototype before bringing in manufacturers. Our plan is to have the manufacturers inspect the prototype once completed in order to generate their own test production unit. If successful, manufacturing can commence producing products in quantity in less than 12 months. We foresee the initial application to be a battery replacement for cell phones, mobile notebook computers/laptops and other applicable applications. This segment is known as the micro fuel cell market. We expect that these fuel cells will eventually be produced like modular computer chips and components.

     We believe that the reason that the fuel cell market is not rapidly expanding at this time is due to high manufacturing costs. We further believe that this development is inevitable due to the advantages of low pollution and independence from fossil fuels. Major automobile, industrial and power supply companies are heavily involved in research and development activities of fuel cell technology and many have announced prototypes and commercial models. However, there has not been a major commercial breakthrough, which we attribute to the high cost of the products and the lack of consumer proven reliability. While no assurances can be provided, once the problem of high costs is resolved, we expect the micro fuel cell market to increase significantly.

     Fuel cell acceptance appears to be accelerating in micro fuel cells. Large and small corporations, as well as the United States government, all appear convinced of the value of fuel cell technology. Despite all this activity, we have still not seen a commercial product that, in our opinion, is competitively priced with other forms of energy. We believe that, while fuel cell products will begin to proliferate, market acceptance will come only when prices fall to competitive levels.

     There are currently several different technologies in use for fuel cell power generation. Each of these processes differs in methodology, suitable scale and efficiency. Our interest (and patent applications) is in the Proton Exchange Membrane (PEM) method that is very suitable for low temperature operation.

INFLATION

     Although our operations are influenced by general economic conditions, we do not believe that inflation had a material affect on our results of operations during the three month period ended March 31, 2005.

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

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS - None

ITEM 2.  CHANGES IN SECURITIES.

     During the period ended March 31, 2005, 50,284 shares of our common stock were issued upon conversion of the convertible redeemable debentures discussed above, in the amount of $15,000 plus accrued interest of $129 (approximately $.30 per share).

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

         31.1 Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

         31.2 Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

         32.1 Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         32.2 Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     (b) Reports on Form 8-K.

     We did not file any reports on Form 8-K during the three month period ended March 31, 2005.

                            PACIFIC FUEL CELL CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                           CONSOLIDATED BALANCE SHEET
                                 March 31, 2005
                                   (UNAUDITED)

                                     ASSETS

CURRENT ASSETS
  Cash                                                              $   584,782
  Prepaid expense                                                        10,163
  Prepaid research and development                                        6,251
                                                                    -----------
                      Total current assets                              601,196
                                                                    -----------
 Property, Plant and Equipment                                            5,558
                                                                    -----------
Other Assets
  Deferred debenture costs                                              112,839
  Rent security deposit                                                   3,059
  Deposit on equipment                                                  146,000
                                                                    -----------
                                                                        261,898
                                                                    -----------
                                                                    $   868,652
                                                                    ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                                                  $    10,371
  Accrued interest                                                        2,533
                                                                    -----------
                      Total current liabilities                          12,903
                                                                    -----------

CONVERTIBLE REDEEMABLE DEBENTURES                                       191,272
                                                                    -----------
STOCKHOLDERS' EQUITY
  Preferred stock, $0.01 par value,
     1,000,000 shares authorized, none outstanding                           --
  Common stock, $0.001 par value, 200,000,000
    shares authorized, 66,627,538 shares issued                          66,627
  Additional paid in capital                                          2,191,673
  (Deficit) accumulated during the development stage                 (1,593,822)
                                                                    -----------
                                                                        664,478
                                                                    -----------
                                                                    $   868,652
                                                                    ===========

    The accompanying notes are an integral part of the financial statements.

                            PACIFIC FUEL CELL CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                    THREE MONTH    THREE MONTH     FOR THE PERIOD
                                                   PERIOD ENDED    PERIOD ENDED     MAY 5, 1998
                                                     MARCH 31,       MARCH 31,     (INCEPTION) TO
                                                       2005            2004        MARCH 31, 2005
                                                   ------------    ------------    --------------
REVENUE
  Sales                                            $     17,259    $         --    $       37,171
  Grants                                                     --              --            99,901
                                                   ------------    ------------    --------------
                                                         17,259              --           137,072
                                                   ------------    ------------    --------------
COSTS AND EXPENSES
  Cost of goods sold                                     24,814              --            45,080
  General and administrative                             28,501          12,617           696,522
  Research and development                               25,488          10,211           153,680
  Stock compensation                                     20,000              --           296,800
  Services contributed to capital                         1,500              --             7,500
  Amortization                                               --              --            11,645
  Loss on asset impairment                                   --              --           510,667
  Loss on disposal of property and equipment                 --              --             3,391
                                                   ------------    ------------    --------------
                                                        100,303          22,828         1,725,285
                                                   ------------    ------------    --------------

OPERATING (LOSS)                                        (83,044)        (22,828)       (1,588,213)
                                                   ------------    ------------    --------------
OTHER INCOME (EXPENSE)
  Interest income                                           966              --             3,426
  Interest expense                                         (466)         (1,002)          (43,192)
  Foreign currency transaction gain (loss)                   --              --              (168)
  Other                                                      --               2            (1,175)
                                                   ------------    ------------    --------------
                                                            499          (1,000)          (41,109)
                                                   ------------    ------------    --------------

NET (LOSS) BEFORE EXTRAORDINARY ITEM                    (82,545)        (23,828)       (1,629,322)

EXTRAORDINARY ITEM, Gain on forgiveness
   of debt, net of income taxes of $12,070                   --              --            23,430
                                                   ------------    ------------    --------------

NET (LOSS) BEFORE INCOME TAX EXPENSE (BENEFIT)          (82,545)        (23,828)       (1,605,892)

INCOME TAX EXPENSE (BENEFIT)                                 --              --           (12,070)
                                                   ------------    ------------    --------------

NET (LOSS)                                         $    (82,545)   $    (23,828)   $   (1,593,822)
                                                   ============    ============    ==============

PER SHARE INFORMATION:

WEIGHTED AVERAGE SHARES OUTSTANDING -
        BASIC AND DILUTED                            66,528,381      63,440,000        40,733,940
                                                   ============    ============    ==============
NET (LOSS) PER COMMON SHARE (BASIC & DILUTED)
         (Loss) from operations                    $         --    $         --    $        (0.04)
         Extraordinary item                        $         --    $         --    $           --
                                                   ------------    ------------    --------------
                                                   $         --    $         --    $        (0.04)
                                                   ============    ============    ==============

    The accompanying notes are an integral part of the financial statements.

                            PACIFIC FUEL CELL CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                 THREE MONTH    THREE MONTH   FOR THE PERIOD
                                                                PERIOD ENDED   PERIOD ENDED     MAY 5, 1998
                                                                   MARCH 31,     MARCH 31,    (INCEPTION) TO
                                                                    2005           2004       MARCH 31, 2005
                                                                -----------    ------------   --------------
OPERATING ACTIVITIES
  Net (loss)                                                    $   (82,545)   $         --   $   (1,593,822)
  Adjustments to reconcile net (loss) to net cash
    (used in) operating activities:
       Stock compensation                                            20,000              --          296,800
       (Loss) on asset impairment                                        --              --          510,667
       Contributed services to capital                                1,500              --            7,500
       Reserve for uncollectible accounts receivable                     --              --           36,298
       Amortization of discount on loan payable - related party          --              --            5,239
       Amortization of deferred debenture costs                       6,845              --           23,161
       Gain on the settlement of debt                                    --              --           35,500
       (Loss) on disposal of property and equipment                      --              --            3,391
       Amortization and depreciation                                     --              --           12,461
       Interest expense converted to loan payable                        --              --           12,684
  Changes in:
       Prepaid expense                                                 (758)             --          (19,874)
       Prepaid research & development                                12,501              --            3,960
       Inventory held by vendor                                       9,621              --               --
       Discount on loan                                                  --              --            3,061
       Rent security deposit                                             --              --           (3,059)
       Accounts payable                                             (27,824)             --           40,840
       Accrued interest                                                 466              --            4,212
                                                                -----------    ------------   --------------
               Net cash (used in) operating activities              (60,194)         (9,241)        (620,983)
                                                                -----------    ------------   --------------

INVESTING ACTIVITIES
  Purchase of fixed assets                                           (5,558)             --          (10,449)
  Cash received in purchase of Cellfoods                                 --              --           16,898
  Deposit on Equipment                                                   --              --         (146,000)
  Investment in mineral claims                                           --              --           (5,000)
                                                                -----------    ------------   --------------
               Net cash (used in) investing activities               (5,558)             --         (144,551)
                                                                -----------    ------------   --------------

FINANCING ACTIVITIES
  Proceeds from loan payable - related parties                           --          10,000          285,462
  Deferred debenture costs                                               --              --         (136,000)
  Convertible redeemable debentures                                      --              --        1,000,000
  Payments on loan payable - related parties                             --              --          (71,083)
  Proceeds from stock sales, net of issuance costs                    5,000              --          271,937
                                                                -----------    ------------   --------------
               Net cash provided by financing activities              5,000          10,000        1,350,316
                                                                -----------    ------------   --------------

               Net increase (decrease) in cash                      (60,753)            759          584,782

CASH AT BEGINNING OF PERIOD                                         645,535          12,088               --
                                                                -----------    ------------   --------------
CASH AT END OF PERIOD                                           $   584,782    $     12,847   $      584,782
                                                                ===========    ============   ==============
SUPPLEMENTAL CASH FLOW INFORMATION
  Cash paid for interest                                        $        --    $         --   $           --
                                                                ===========    ============   ==============
  Cash paid for income taxes                                    $        --    $         --   $           --
                                                                ===========    ============   ==============
SUPPLEMENTAL DISCLOSURE OF SIGNIFICANT
NON-CASH FINANCING AND INVESTING ACTIVITIES

  Discount on loan payable - related party                      $        --    $         --   $        8,300
                                                                ===========    ============   ==============
  Settlement of accrued interest for common stock               $      (129)   $         --   $       (1,679)
                                                                ===========    ============   ==============
  Issuance of stock for purchase of license agreement           $        --    $         --   $      451,500
                                                                ===========    ============   ==============
  Conversion into commons stock of
    convertible redeemable debentures                           $   (15,000)   $         --   $     (808,728)
                                                                ===========    ============   ==============
  Conversion of loans payable, shareholders
    into contributed capital                                    $        --    $         --   $      179,610
                                                                ===========    ============   ==============
  Cancellation of 2,000,000 shares at par value                 $        --    $         --   $        2,000
                                                                ===========    ============   ==============
  Issuance of stock for repayment of advances                   $        --    $         --   $      116,050
                                                                ===========    ============   ==============
  Issuance of stock for purchase of domain asset                $        --    $         --   $       65,000
                                                                ===========    ============   ==============

   The accompanying notes are an integral part of these financial statements.

                             PACIFIC FUEL CELL CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2005
                                   (UNAUDITED)

Note 1.  Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. They do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation, have been included in the accompanying unaudited financial statements. Operating results for the periods presented are not necessarily indicative of the results that may be expected for the full year. For further information, refer to the financial statements and notes therto, included in the Company's Form 10-KSB as of December 31, 2004 and for the years ended December 31, 2004 and 2003.


Note 2.  Going Concern

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern. The Company has incurred losses since inception of $1,593,822, and is reliant on raising capital to initiate its business plan, and has no revenue generating operations. The Company is exploring options to expand operations and raise additional funds through equity and debt financing, however, the Company has no commitment from any party to provide additional capital and there is no assurance that such funding will be available when needed, or if available, that its terms will be favorable or acceptable to the Company.

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


Note 4.  Research and Development

On August 21, 2002 the Company entered into a one-year agreement with the University of California (the "University") to develop a commercially viable fuel cell. Under this agreement, the Company advanced the University $131,266. The Company and the University entered into an agreement to extend the completion date to February 29, 2004. On May 4, 2004, the agreement was further extended through April 30, 2007. Pursuant to this extension, the Company had made an initial payment of $50,005 and will be required to make additional payments in the aggregate amount of $100,481. A payment of $50,229 is due on or before May 1, 2005 and the Company is waiting on receipt of an invoice from the University. The balance of $50,252 is due on May 1, 2006. Research and development costs for the three months ended March 31, 2005 $25,488, was charged to expenses when incurred.


Note 5.  Merger Agreement

Effective May 14, 2004, the Company, Cellfoods Corporation ("Cellfoods") and a wholly-owned subsidiary of the Company, PFCE Acquisition Corp. ("Sub") consummated an Agreement and Plan of Merger, whereby Sub was merged with and into Cellfoods. All of the Cellfoods' issued and outstanding common shares were exchanged for 6,100 shares of the Company's $.001 par value common stock, at a conversion ratio of .01 to 1, as a tax-free reorganization pursuant to Section 365(a) of the Internal Revenue Code. The shares were issued at their fair market value of $2,562, which has been charged to operations as purchased research and development during 2004. Cellfoods has had minimal activity to date.


Note 6.  Convertible Debentures

In May 2004, Cellfoods completed a private placement with an accredited investor (as defined under Rule 501, Regulation D, promulgated under the Securities Act of 1933, as amended) to issue up to $1,000,000 in the aggregate principal amount of convertible debentures, pursuant to Rule 504 of Regulation D under the Securities Act of 1933, as amended. The debentures were initially issued as two separate debentures in the amount of $997,000 and $3,000, respectively, bear interest at 1% per annum and mature in five years. Pursuant to the terms of the merger discussed above (Note 5), the Company has assumed the obligations and benefits of Cellfoods, including the obligation under the Debenture agreement. The Company received net proceeds of $863,100 after payment of deferred debenture costs of $136,900. The deferred debenture costs are being amortized over the five year term of the debentures. As of March 31, 2005, the remaining principal under the debentures, after giving effect to the conversion of $808,728 plus accrued interest of $1,679 (Note 7), is $191,272. Accrued interest thereon is $2,533 at March 31, 2005.


Note 7.  Stock Issuance

In May 2004, the Company caused 30,000,000 shares of its unrestricted common stock to be issued in connection with the issuance of the debentures discussed above in Note 5. The shares are held in escrow and will be returned to the Company's treasury to the extent the debentures are not converted.

During the year ended December 31, 2004, 2,957,254 shares of the Company's common stock were issued upon conversion of the convertible redeemable debentures discussed above, in the amount of $793,728 plus accrued interest of $1,550 (approximately $.29 per share).

During the period ended March 31, 2005, 50,284 shares of the Company's common stock were issued upon conversion of the convertible redeemable debentures discussed above, in the amount of $15,000 plus accrued interest of $129 (approximately $.30 per share).

In conjunction with the options issued pursuant to the consulting agreement described in Note 8, the Company charged $20,000 to operations during the period ended March 31, 2005, related to the fair market value of the options.


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

                                       PACIFIC FUEL CELL CORP.
                                       (Registrant)

                                       Dated: May 17, 2005



                                    By:s/ Ken Inouye
                                       -----------------------------------------
                                       Ken Inouye, Secretary & Treasurer