Form 10QSB
period 2005-06-30
PACIFIC FUEL CELL CORP
filed 2005-08-23
CIK 1098578

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   Form 10-QSB

                             Quarterly Report Under
                       the Securities Exchange Act of 1934

                        For Quarter Ended: June 30, 2005

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

The number of shares of the registrant's only class of common stock issued and outstanding as of August 22, 2005, was 66,627,538 shares.

                                     PART I

ITEM 1.  FINANCIAL STATEMENTS.

                            PACIFIC FUEL CELL CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                           CONSOLIDATED BALANCE SHEET
                                  JUNE 30, 2005
                                   (UNAUDITED)

                                     ASSETS

CURRENT ASSETS
  Cash                                                              $   549,417
  Prepaid expense                                                         8,890
                                                                    -----------
                      Total current assets                              558,307
                                                                    -----------

 Property, Plant and Equipment                                           49,580
                                                                    -----------

Other Assets
  Deferred debenture costs                                              105,994
  Rent security deposit                                                   3,059
  Deposit on equipment                                                  101,239
                                                                    -----------
                                                                        210,292
                                                                    -----------

                                                                    $   818,180
                                                                    ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                                                  $    71,866
  Accrued interest                                                        3,009
                                                                    -----------
                      Total current liabilities                          74,875
                                                                    -----------

CONVERTIBLE REDEEMABLE DEBENTURES                                       191,272
                                                                    -----------

STOCKHOLDERS' EQUITY
  Preferred stock, $0.01 par value,
     1,000,000 shares authorized, none outstanding                           --
  Common stock, $0.001 par value, 200,000,000
    shares authorized, 66,627,538 shares issued                          66,627
  Additional paid in capital                                          2,193,173
  (Deficit) accumulated during the development stage                 (1,707,767)
                                                                    -----------
                                                                        552,033
                                                                    -----------

                                                                    $   818,180
                                                                    ===========

    The accompanying notes are an integral part of the financial statements.

                            PACIFIC FUEL CELL CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                                                                 FOR THE PERIOD
                                                        THREE MONTHS ENDED              SIX MONTHS ENDED           MAY 5, 1998
                                                     JUNE 30          JUNE 30        JUNE 30         JUNE 30     (INCEPTION) TO
                                                      2005             2004           2005            2004        JUNE 30, 2005
                                                  ------------    -------------   ------------    ------------    -------------
REVENUE
  Sales                                           $     34,006    $         --    $     51,265    $         --    $      71,177
  Grants                                                    --              --              --              --           99,901
                                                  ------------    ------------    ------------    ------------    -------------
                                                        34,006              --          51,265              --          171,078
                                                  ------------    ------------    ------------    ------------    -------------
COSTS AND EXPENSES
  Cost of goods sold                                    34,650           2,562          59,464           2,562           79,730
  General and administrative                            52,522          25,292          81,014          35,100          749,035
  Research and development                              59,780           7,251          85,268          17,462          213,460
  Stock compensation                                        --              --          20,000              --          296,800
  Services contributed to capital                        1,500              --           3,000              --            9,000
  Amortization                                              --              --              --              --           11,645
  Loss on asset impairment                                  --              --              --              --          510,667
  Loss on disposal of property and equipment                --              --              --              --            3,391
                                                  ------------    ------------    ------------    ------------    -------------
                                                       148,452          35,105         248,746          55,124        1,873,728
                                                  ------------    ------------    ------------    ------------    -------------

OPERATING (LOSS)                                      (114,446)        (35,105)       (197,481)        (55,124)      (1,702,650)
                                                  ------------    ------------    ------------    ------------    -------------
OTHER INCOME (EXPENSE)
  Interest income                                          978              --           1,944              --            4,404
  Interest expense                                        (477)         (4,092)           (952)         (5,095)         (43,678)
  Foreign currency transaction (loss)                       --              --              --              --             (168)
  Other                                                     --             534              --             537           (1,175)
                                                  ------------    ------------    ------------    ------------    -------------
                                                           501          (3,558)            992          (4,558)         (40,617)
                                                  ------------    ------------    ------------    ------------    -------------

NET (LOSS) BEFORE EXTRAORDINARY ITEM                  (113,945)        (38,663)       (196,489)        (59,682)      (1,743,267)

EXTRAORDINARY ITEM, Gain on forgiveness
   of debt, net of income taxes of $12,070                  --              --              --              --           23,430
                                                  ------------    ------------    ------------    ------------    -------------
NET (LOSS) BEFORE INCOME TAX EXPENSE (BENEFIT)        (113,945)        (38,663)       (196,489)        (59,682)      (1,719,837)

INCOME TAX EXPENSE (BENEFIT)                                --              --              --              --          (12,070)
                                                  ------------    ------------    ------------    ------------    -------------

NET (LOSS)                                        $   (113,945)   $    (38,663)   $   (196,489)   $    (59,682)   $  (1,707,767)
                                                  ============    ============    ============    ============    =============

PER SHARE INFORMATION:

WEIGHTED AVERAGE SHARES OUTSTANDING -
        BASIC AND DILUTED                           66,627,538      63,935,843      66,578,510      63,689,472       41,635,708
                                                  ============    ============    ============    ============    =============

NET (LOSS) PER COMMON SHARE (BASIC & DILUTED)
         (Loss) from operations                             --              --              --              --            (0.04)
         Extraordinary item                                 --              --              --              --               --
                                                  ------------    ------------    ------------    ------------    -------------
                                                            --              --              --              --            (0.04)
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

                            PACIFIC FUEL CELL CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                               FOR THE PERIOD
                                                                       SIX MONTHS ENDED          MAY 5, 1998
                                                                      JUNE 30       JUNE 30    (INCEPTION) TO
                                                                       2005           2004      JUNE 30, 2005
                                                                   -----------    -----------    -----------
OPERATING ACTIVITIES
               Net cash (used in) operating activities                 (91,320)       (92,237)      (652,109)
                                                                   -----------    -----------    -----------
INVESTING ACTIVITIES
  Purchase of fixed assets                                              (8,558)            --        (13,449)
  Cash received in purchase of Cellfoods                                    --         16,898         16,898
  Deposit on Equipment                                                  (1,239)            --       (147,239)
  Investment in mineral claims                                              --             --         (5,000)
                                                                   -----------    -----------    -----------
               Net cash provided by (used in)
                   provided by investing activities                     (9,797)        16,898       (148,790)
                                                                   -----------    -----------    -----------
FINANCING ACTIVITIES
  Proceeds from loan payable - related parties                              --         10,000        285,462
  Deferred debenture costs                                                  --       (136,900)      (136,000)
  Convertible redeemable debentures                                         --      1,000,000      1,000,000
  Payments on loan payable - related parties                                --        (70,000)       (71,083)
  Proceeds from stock sales, net of issuance costs                       5,000             --        271,937
                                                                   -----------    -----------    -----------
               Net cash provided by financing activities                 5,000        803,100      1,350,316
                                                                   -----------    -----------    -----------
                   Net increase (decrease) in cash                     (96,117)       727,761        549,417

CASH AT BEGINNING OF PERIOD                                            645,535         12,088             --
                                                                   -----------    -----------    -----------
CASH AT END OF PERIOD                                              $   549,417    $   739,849    $   549,417
                                                                   ===========    ===========    ===========
SUPPLEMENTAL CASH FLOW INFORMATION
  Cash paid for interest                                           $        --    $        --    $        --
                                                                   ===========    ===========    ===========
  Cash paid for income taxes                                       $        --    $        --    $        --
                                                                   ===========    ===========    ===========


    The accompanying notes are an integral part of the financial statements.

                             PACIFIC FUEL CELL CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2005
                                   (UNAUDITED)

Note 1.  Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. They do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation, have been included in the accompanying unaudited financial statements. Operating results for the periods presented are not necessarily indicative of the results that may be expected for the full year. For further information, refer to the financial statements and notes therto, included in the Company's Form 10-KSB as of December 31, 2004, and for the years ended December 31, 2004 and 2003.

Note 2.  Going Concern

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern. The Company has incurred losses since inception of $1,707,788 and is reliant on raising capital to initiate its business plan, and has no revenue generating operations. The Company is exploring options to expand operations and raise additional funds through equity and debt financing, however, the Company has no commitment from any party to provide additional capital and there is no assurance that such funding will be available when needed, or if available, that its terms will be favorable or acceptable to the Company.

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

Note 4.  Research and Development

On August 21, 2002 the Company entered into a one-year agreement with the University of California (the "University") to develop a commercially viable fuel cell. Under this agreement, the Company advanced the University $131,266. The Company and the University entered into an agreement to extend the completion date to February 29, 2004. On May 4, 2004, the agreement was further extended through April 30, 2007. Pursuant to this extension, the Company had made an initial payment of $50,005 and will be required to make additional payments in the aggregate amount of $100,481. A payment of $50,229 was due on or before May 1, 2005. It has not been paid, but the Company expects that it will be paid upon receipt of an invoice from the University. A final payment of $50,252 is due on May 1, 2006. Research and development costs for the six months ended June 30, 2005 of $85,268 were charged to operations.

Note 5.  Merger Agreement

Effective May 14, 2004, the Company, Cellfoods Corporation ("Cellfoods") and a wholly-owned subsidiary of the Company, PFCE Acquisition Corp. ("Sub") consummated an Agreement and Plan of Merger, whereby Sub was merged with and into Cellfoods. All of the Cellfoods' issued and outstanding common shares were exchanged for 6,100 shares of the Company's $.001 par value common stock, at a conversion ratio of .01 to 1, as a tax-free reorganization pursuant to Section 365(a) of the Internal Revenue Code. The shares were issued at their fair market value of $2,562, which has been charged to operations as purchased research and development during 2004. Cellfoods has had minimal activity to date. On May 25, 2005 the Company's Board of Directors approved the spin-off of Cellfoods and the applicable registration statement is being prepared as of the date of this filing.

Note 6.  Convertible Debentures

In May 2004, Cellfoods completed a private placement with an accredited investor (as defined under Rule 501, Regulation D, promulgated under the Securities Act of 1933, as amended) to issue up to $1,000,000 in the aggregate principal amount of convertible debentures, pursuant to Rule 504 of Regulation D under the Securities Act of 1933, as amended. The debentures were initially issued as two separate debentures in the amount of $997,000 and $3,000, respectively, bear interest at 1% per annum and mature in five years. Pursuant to the terms of the merger discussed above (Note 5), the Company has assumed the obligations and benefits of Cellfoods, including the obligation under the Debenture agreement. The Company received net proceeds of $863,100 after payment of deferred debenture costs of $136,900. The deferred debenture costs are being amortized over the five year term of the debentures. As of June 30, 2005, the remaining principal under the debentures, after giving effect to the conversion of $808,728 plus accrued interest of $1,679 (Note 7), is $191,272. Accrued interest thereon is $3,009 at June 30, 2005.

Note 7.  Common Stock

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

During the period ended June 30, 2005, 50,284 shares of the Company's common stock were issued upon conversion of the convertible redeemable debentures discussed above, in the amount of $15,000 plus accrued interest of $129 (approximately $.30 per share).

In conjunction with the options issued pursuant to the consulting agreement described in Note 8, the Company charged $20,000 to operations during the period ended June 30, 2005, related to the fair market value of the options.

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

Note 9.  Commitments

In the period ended December 31, 2004, the Company entered into a purchase order for equipment with a purchase price of $242,000. The Company made a deposit of $100,000 towards this amount. Pursuant to the terms of the relevant purchase order, the balance of $177,500 will be paid by the issuance of shares of the Company's Common Stock, the number of shares to be issued to be determined in the future. In the period ended June 30, 2005, the Company received the equipment, however, it is not fully functional and has not been accepted or placed into service.

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

     In April, 2004, we, along with a then newly created wholly owned subsidiary of our company, PFCE Acquisition Corp, a Nevada corporation, entered into an Agreement and Plan of Merger with Cellfoods Corporation, a Nevada corporation ("Cellfoods "), whereby our wholly owned subsidiary merged with and into Cellfoods, which survived this transaction and is currently a wholly owned subsidiary. Effective on or about May 17, 2004, this merger was consummated. Cellfoods is a development stage corporation that was organized in November 2001, and is engaged in the business of developing a new, more nutritious soybean powder for use in food preparation. This product has a greater shelf life than current soybean powders. The principal product, Soycell Powder, is a uniquely processed soybean powder whereby each cell of the soybean is separated by an enzymatic process. Because the powder remains in cellular formation, it does not smell or taste like conventional soybean powder or flour. It has very little taste or smell, which makes it easier to be used as an additive or filler in recipes and food products. The product can be produced and stored for up to 6 months or more without degradation, compared to conventional soybean powder, which is good for only 3 months before degradation occurs.

     As of the date of this Report, we are considering "spinning off" Cellfoods as a separate public company in the future. Relevant thereto, we expect that the initial registration statement will be filed in the very near future.

Comparison of Results of Operations for the six month periods ended June 30, 2005 and 2004

     During the six month period ended June 30, 2005, we generated an aggregate of $51,265 in revenues, all of which were generated by operations of our wholly owned subsidiary, Cellfoods Corporation ("Cellfoods"), compared to no revenues during the six month period ended June 30, 2004. During the six month period ended June 30, 2005, we incurred costs and expenses totaling $248,746, including $85,268 in research and development costs, $59,464 in costs of goods sold (incurred by Cellfoods) and $81,014 in general and administrative expense. We also incurred a charge of $20,000 relevant to the fair market value of stock options, which we previously had issued to a consultant that were exercised during this period. During the six month period ended June 30, 2004, we incurred costs and expenses of $55,124, which consisted of $35,100 in general and administrative expense and $17,462 in research and development costs. The increase in general and administrative expense during the three month period ended June 30, 2005, compared to the similar period in 2004, arose as a result of increased costs associated with our recently opened lab, including monthly rent of $3,059. In addition, we purchased materials and incurred costs associated with the development of laboratory support systems. These expenses also increased as a result of our acquiring Cellfoods as a wholly owned subsidiary, expenses which we did not incur during the relevant period in 2004.

     As a result, we incurred a net loss of ($196,489) during the six month period ended June 30, 2005, compared to a net loss of ($59,682) for the similar period ended June 30, 2004.

Comparison of Results of Operations for the three month periods ended June 30, 2005 and 2004

     During the three month period ended June 30, 2005, we generated an aggregate of $34,006 in revenues, all of which were generated by operations of our wholly owned subsidiary, Cellfoods Corporation ("Cellfoods"), compared to no revenues during the three month period ended June 30, 2004. During the three month period ended June 30, 2005, we incurred costs and expenses totaling $148,452, including $59,780 in research and development costs, $34,650 in costs of goods sold (incurred by Cellfoods) and $52,522 in general and administrative expense, including $1,011 incurred from Cellfoods' operations.

     During the three month period ended June 30, 2004, we incurred costs and expenses of $35,105, which consisted of $25,292 in general and administrative expense and $7,251 in research and development costs. The increase in general and administrative expense during the three month period ended June 30, 2005, compared to the similar period in 2004, arose as a result of increased costs associated with our recently opened lab, including monthly rent of $3,059, other applicable expenses related to the operation of this lab and the addition of Cellfoods as a wholly owned subsidiary, expenses which we did not incur during the relevant period in 2004.

     As a result, we incurred a net loss of ($113,945) during the three month period ended June 30, 2005 (less than $.01 per share), compared to a net loss of ($35,105) during the similar period in 2004 (less than $.01 per share).

     Because we generated only nominal revenues during the six month period ended June 30, 2005, following is our Plan of Operation.

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

     In February 2003, we entered into an amendment that extended the term of this agreement through February 29, 2004. On May 4, 2004, this agreement was extended again, through April 30, 2006, so long as we continued to make payments. Pursuant to the terms of this agreement, as amended, we have agreed to reimburse UCR for all costs and expenses incurred, both direct and indirect, in an amount not to exceed $181,271, pursuant to a budget agreed to by the parties. As a result of the amendment extending this agreement which was executed in April 2004, we are required to make additional payments totaling $150,486, including $50,005, which was paid in May 2004, $50,229, which became due on May 1, 2005, with the balance of $50,252 due May 1, 2006. As of the date of this report, we have not paid the May 2005 payment. We are awaiting receipt of an applicable invoice from UCR and intend to issue this payment upon receipt of this invoice. It is not anticipated that we will be required to make any additional payments for any future extensions. In order to allow us to make the aforesaid payments, we borrowed funds from Fullerene, which were subsequently repaid in full. UCR, through its SMART program, provides matching funds for all direct costs applicable to development of the project. We applied for and received notice of a favorable decision of a grant of approximately $120,000, to be provided over the next two years. As of the date of this report, we are awaiting for confirmation of receipt of this grant money from UCR. This also provides a multi-year relationship with UCR. All information we provide to UCR has been deemed confidential for a period of one (1) year after expiration or termination of the agreement.

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

     In December 2004, we opened our own laboratory. We were able to accomplish this as a result of the Debenture financing described hereinbelow under "Liquidity and Capital Resources." We are continuing our work with UCR and believe we have made significant progress. In April 2005, we announced that we had acquired certain rights to a new Carbon Nanotube Membrane Electrode Assembly ("MEA") for hydrogen and methanol fuel cells. We filed a provisional patent application in the name of the co-inventors, Professor Yushan Yan, Dr. Wenzhen Li, Dr. Xin Wang, Mr. Zhongwei Chen, Mr. Mahesh Waje, Professor William Goddard and Dr. Weiqiao Deng to protect this intellectual property. This new technology uses 75% less platinum, while significantly exceeding the performance of current state of the art MEA's for direct methanol fuel cells. MEA's can be assembled into a stack that consists of multiple layers of MEA's and a support structure, dependent on the fuel cell application. Overall performance of such fuel cells are expected to be well above industry norm data shown by other manufacturers. We are currently planning to make this prototype available to selected commercial organizations for testing and potential joint ventures. Additional development will continue in our new laboratory at the UCR Research Park, utilizing this and other proprietary technologies owned or licensed by us.

     In December 2004, we signed a purchase order for the acquisition of a new microwave plasma enhanced chemical vapor deposition (CVD) system for our nanotechnology research. The cost of this system was $242,000. As of the date of this report, we have paid a deposit of $100,000 toward the purchase price. During the period ended June 30, 2005, we received the CVD system, but as of the date of this report, the CVD system is still not working properly. This equipment has not yet been formally accepted or placed into service. Once it beging working properly and we formally accept delivery, we will issue a to be determined number of shares of of our "restricted" Common Stock to the vendor as payment in full of our obligation pursuant to the terms of the signed purchase order. This system is intended for developing carbon nanotube and other nanostructures for basic research, as well as commercial prototyping. The acquisition of this system is expected to have a positive impact on our research and development activities, including shortening the time-to-market period for portable nanotechnology based fuel cells. However, research projects are always uncertain and we have had many delays. While no assurances can be provided, we remain confident that, together with UCR, this project will attain significant advancements in MEA performance. We intend to continue to support our project at UCR, as well as in our newly established laboratory in Riverside.

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

Liquidity and Capital Resources

     At June 30, 2005, we had $549,417 in cash. We had $71,866 in accounts payable.

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

     As of June 30, 2005, the remaining principal under the Debentures, after giving effect to the conversion of $808,728, was $191,272. We have issued an aggregate of 3,007,538 shares of our Common Stock from the conversion of these Debentures. No Debentures were converted during the three month period ended June 30, 2005. We have placed an aggregate of 30,000,000 shares of our Common Stock into escrow to insure our performance under the Debentures. If the balance of the Debentures are converted, we estimate that we will release approximately 1,000,000 shares of our Common Stock currently held in escrow applicable thereto. Once converted, the balance of shares currently held in escrow will be released back to our treasury, thus reducing the number of our issued and outstanding common shares by approximately 26,000,000.

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

See "Liquidity and Capital Resources," above.

     Our new laboratory is also expected to function as a hub to attract additional researchers from the University of California at Riverside, which is on the path to become a leader in the nano-technology field. We believe that there are many potential useful applications of nano-technology which can be expected in the immediate future, including fuel cells and flat panel displays. Also at this laboratory, functional prototypes will be made before bringing in manufacturers. Our plan is to have the manufacturers inspect the prototype once completed in order to generate their own test production unit. If successful, manufacturing can commence producing products in quantity in less than 12 months. We foresee the initial application to be a battery replacement for cell phones, mobile notebook computers/laptops and other similar applications. This segment is known as the micro fuel cell market. We expect that these fuel cells will eventually be produced like modular computer chips and components.

     We believe that the reason that the fuel cell market is not rapidly expanding at this time is due to high manufacturing costs. We believe that this rapid expansion of the fuel cell market is inevitable, due to the advantages of low pollution and independence from fossil fuels. Major automobile, industrial and power supply companies are heavily involved in research and development activities of fuel cell technology and many have announced prototypes and commercial models. However, there has not been a major commercial breakthrough, which we attribute to the high cost of the products and the lack of consumer proven reliability. While no assurances can be provided, once the problem of high costs is resolved, we expect the micro fuel cell market to increase significantly.

Inflation

     Although our operations are influenced by general economic conditions, we do not believe that inflation had a material affect on our results of operations during the six month period ended June 30, 2005.

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

         31.1 Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

         31.2 Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

         32.1 Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         32.2 Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         (b) Reports on Form 8-K.

     We did not file any reports on Form 8-K during the three month period ended June 30, 2005.

                                   SIGNATURES

     Pursuant to the requirements of Section 12 of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        PACIFIC FUEL CELL CORP.
                                        (Registrant)

                                        Dated: August 22, 2005



                                        By: s/ Ken Inouye
                                           -------------------------------------
                                           Ken Inouye, Secretary & Treasurer