Form 10QSB
period 2005-09-30
PACIFIC FUEL CELL CORP
filed 2005-11-15
CIK 1098578

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB

                             Quarterly Report Under
                       the Securities Exchange Act of 1934

                      For Quarter Ended: September 30, 2005

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

The number of shares of the registrant's only class of common stock issued and outstanding as of November 14, 2005, was 66,627,538 shares.

                                     PART I

ITEM 1.  FINANCIAL STATEMENTS.

                             PACIFIC FUEL CELL CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                           CONSOLIDATED BALANCE SHEET
                               SEPTEMBER 30, 2005
                                   (UNAUDITED)

                                     ASSETS

CURRENT ASSETS
  Cash                                                             $   438,463
  Prepaid expenses                                                       7,618
  Deferred debenture costs                                              99,149
                                                                   -----------
                      Total current assets                             545,230
                                                                   -----------

 Property and equipment, net                                            46,997
                                                                   -----------
Other Assets
  Rent security deposit                                                  3,059
  Deposit on equipment                                                 101,239
                                                                   -----------
                                                                       104,298
                                                                   -----------

                                                                   $   696,525
                                                                   ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                                                 $    24,547
  Accrued interest                                                       3,487
  Convertible redeemable debentures                                    191,272
                                                                   -----------
                      Total current liabilities                        219,306
                                                                   -----------

STOCKHOLDERS' EQUITY
  Preferred stock, $0.01 par value,
     1,000,000 shares authorized, none outstanding                          --
  Common stock, $0.001 par value, 200,000,000
    shares authorized, 66,627,538 shares issued and oustanding          66,627
  Additional paid in capital                                         2,194,673
  (Deficit) accumulated during the development stage                (1,784,081)
                                                                   -----------
                                                                       477,219
                                                                   -----------

                                                                   $   696,525
                                                                   ===========

    The accompanying notes are an integral part of the financial statements.

                             PACIFIC FUEL CELL CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                                                                FOR THE PERIOD
                                                      THREE MONTHS ENDED            NINE MONTHS ENDED             MAY 5, 1998
                                                 SEPTEMBER 30   SEPTEMBER 30   SEPTEMBER 30   SEPTEMBER 30      (INCEPTION) TO
                                                     2005           2004           2005           2004         SEPTEMBER 30, 2005
                                                 ------------   ------------   ------------   ------------     ------------------
REVENUE
  Sales                                          $        811   $         --   $     52,076   $         --     $           71,988
  Grants                                                   --             --             --             --                 99,901
                                                 ------------   ------------   ------------   ------------     ------------------
                                                          811             --         52,076             --                171,889
                                                 ------------   ------------   ------------   ------------     ------------------
COSTS AND EXPENSES
  Cost of goods sold                                      936             --         60,400             --                 80,666
  General and administrative                           58,771         26,229        139,784         61,329                807,805
  Research and development                             16,197         17,001        101,465         37,025                229,656
  Stock compensation                                       --         80,000         20,000         80,000                296,800
  Services contributed to capital                       1,500             --          4,500             --                 10,500
  Amortization                                             --             --             --             --                 11,645
  Loss on asset impairment                                 --             --             --             --                510,667
  Loss on disposal of property and equipment               --             --             --             --                  3,391
                                                 ------------   ------------   ------------   ------------     ------------------
                                                       77,403        123,230        326,149        178,354              1,951,130
                                                 ------------   ------------   ------------   ------------     ------------------

OPERATING (LOSS)                                      (76,592)      (123,230)      (274,073)      (178,354)            (1,779,241)
                                                 ------------   ------------   ------------   ------------     ------------------
OTHER INCOME (EXPENSE)
  Interest income                                         894            875          2,838          1,412                  5,298
  Interest expense                                       (617)        (1,742)        (1,569)        (6,837)               (44,295)
  Foreign currency transaction gain (loss)                 --             --             --             --                   (168)
  Other                                                    --             --             --             --                 (1,175)
                                                 ------------   ------------   ------------   ------------     ------------------
                                                          277           (867)         1,269         (5,425)               (40,340)
                                                 ------------   ------------   ------------   ------------     ------------------

NET (LOSS) BEFORE EXTRAORDINARY ITEM                  (76,315)      (124,097)      (272,804)      (183,779)            (1,819,581)

EXTRAORDINARY ITEM, Gain on forgiveness
   of debt, net of income taxes of $12,070                 --             --             --             --                 23,430
                                                 ------------   ------------   ------------   ------------     ------------------

NET (LOSS) BEFORE INCOME TAX EXPENSE (BENEFIT)        (76,315)      (124,097)      (272,804)      (183,779)            (1,796,151)

INCOME TAX EXPENSE (BENEFIT)                               --             --             --             --                (12,070)
                                                 ------------   ------------   ------------   ------------     ------------------

NET (LOSS)                                       $    (76,315)  $   (124,097)  $   (272,804)  $   (183,779)    $       (1,784,081)
                                                 ============   ============   ============   ============     ==================

PER SHARE INFORMATION:

WEIGHTED AVERAGE SHARES OUTSTANDING -
        BASIC AND DILUTED                          66,627,538     65,432,000     66,595,093     64,316,000             42,485,704
                                                 ============   ============   ============   ============     ==================

NET (LOSS) PER COMMON SHARE (BASIC & DILUTED)
         (Loss) from operations                  $      (0.00)  $      (0.00)  $      (0.00)  $      (0.00)    $            (0.04)
         Extraordinary item                      $      (0.00)  $      (0.00)  $      (0.00)  $      (0.00)    $            (0.00)
                                                 ------------   ------------   ------------   ------------     ------------------
                                                 $      (0.00)  $      (0.00)  $      (0.00)  $      (0.00)    $            (0.04)
                                                 ============   ============   ============   ============     ==================

    The accompanying notes are an integral part of the financial statements.

                             PACIFIC FUEL CELL CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                                         FOR THE PERIOD
                                                                               NINE MONTHS ENDED           MAY 5, 1998
                                                                          SEPTEMBER 30   SEPTEMBER 30     (INCEPTION) TO
                                                                               2005           2004      SEPTEMBER 30, 2005
                                                                          -----------    -----------    ------------------
OPERATING ACTIVITIES
                              Net cash (used in) operating activities     $  (202,125)   $  (125,069)   $         (762,913)
                                                                          -----------    -----------    ------------------
INVESTING ACTIVITIES
  Purchase of fixed assets                                                    (54,708)            --               (59,599)
  Cash received in purchase of Cellfoods                                           --         16,898                16,898
  Deposit on equipment                                                         44,761        (23,000)             (101,239)
  Investment in mineral claims                                                     --             --                (5,000)
                                                                          -----------    -----------    ------------------
                              Net cash (used in) investing activities          (9,947)        (6,102)             (148,940)
                                                                          -----------    -----------    ------------------
FINANCING ACTIVITIES
  Proceeds from loan payable - related parties                                     --         10,000               285,462
  Deferred debenture costs                                                         --       (136,900)             (136,000)
  Convertible redeemable debentures                                                --      1,000,000             1,000,000
  Payments on loan payable - related parties                                       --        (70,000)              (71,083)
  Proceeds from stock sales, net of issuance costs                              5,000             --               271,937
                                                                          -----------    -----------    ------------------
                              Net cash provided by financing activities         5,000        803,100             1,350,316
                                                                          -----------    -----------    ------------------
                                  Net increase (decrease) in cash            (207,072)       671,929               438,463

CASH AT BEGINNING OF PERIOD                                                   645,535         12,088                    --

                                                                          -----------    -----------    ------------------
CASH AT END OF PERIOD                                                     $   438,463    $   684,017    $          438,463
                                                                          ===========    ===========    ==================

NON-CASH FINANCING ACTIVITIES
  Conversion of debentures and accured interest to common stock           $        --    $   700,032    $          700,032
                                                                          ===========    ===========    ==================
  Issuance of stock in Cellfoods acquisition                              $        --    $     2,562    $            2,562
                                                                          ===========    ===========    ==================
SUPPLEMENTAL CASH FLOW INFORMATION
  Cash paid for interest                                                  $        --    $        --    $               --
                                                                          ===========    ===========    ==================
  Cash paid for income taxes                                              $        --    $        --    $               --
                                                                          ===========    ===========    ==================

    The accompanying notes are an integral part of the financial statements.

                             PACIFIC FUEL CELL CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2005
                                   (UNAUDITED)

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


Note 2.  Going Concern

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern. The Company has incurred losses since inception of $1,784,081 and is reliant on raising capital to initiate its business plan, and has no material revenue generating operations. The Company is exploring options to expand operations and raise additional funds through equity and debt financing, however, the Company has no commitment from any party to provide additional capital and there is no assurance that such funding will be available when needed, or if available, that its terms will be favorable or acceptable to the Company.

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


Note 4.  Research and Development

On August 21, 2002 the Company entered into a one-year agreement with the University of California (the "University") to develop a commercially viable fuel cell. Under this agreement, the Company advanced the University $131,266. The Company and the University entered into an agreement to extend the completion date to February 29, 2004. On May 4, 2004, the agreement was further extended through April 30, 2007. Pursuant to this extension, the Company had made an initial payment of $50,005 and will be required to make additional payments in the aggregate amount of $100,481. A payment of $50,229 was due on or before May 1, 2005 but the invoice has not yet issued from the University. $37,496 was paid against the invoice issued by the University for the part of DOE STTR grant research project. A final payment of $50,252 is due on May 1, 2006. Research and development costs for the nine months ended September 30, 2005 of $101,465 were charged to operations.


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


Note 6.  Convertible Debentures

In May 2004, Cellfoods completed a private placement with an accredited investor (as defined under Rule 501, Regulation D, promulgated under the Securities Act of 1933, as amended) to issue up to $1,000,000 in the aggregate principal amount of convertible debentures, pursuant to Rule 504 of Regulation D under the Securities Act of 1933, as amended. The debentures were initially issued as two separate debentures in the amount of $997,000 and $3,000, respectively, bear interest at 1% per annum and mature in five years. Pursuant to the terms of the merger discussed above (Note 5), the Company has assumed the obligations and benefits of Cellfoods, including the obligation under the Debenture agreement. The Company received net proceeds of $863,100 after payment of deferred debenture costs of $136,900. The deferred debenture costs are being amortized over the five year term of the debentures. As of September 30, 2005, the remaining principal under the debentures, after giving effect to the conversion of $808,728 plus accrued interest of $1,679 (Note 7), is $191,272. Accrued interest thereon is $3,487 at September 30, 2005. See note 9.


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

During the period ended September 30, 2005, 50,284 shares of the Company's common stock were issued upon conversion of the convertible redeemable debentures discussed above, in the amount of $15,000 plus accrued interest of $129 (approximately $.30 per share).

In conjunction with the options issued pursuant to the consulting agreement described in Note 8, the Company charged $20,000 to operations during the period ended September 30, 2005, related to the fair market value of the options.


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


Note 9. Subsequent Events

Subsequent  to  September  30,  2005  we  redeemed  the  remaining   outstanding
convertible debentures, plus interest and a termination fee for a total of $223,144. As a result, 26,992,462 shares of the Company's common stock, representing all of the PFCE common shares being held in escrow under the debenture agreement were returned to be canceled.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with our unaudited financial statements and notes thereto included herein. In connection with, and because we desire to take advantage of, the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, we caution readers regarding certain forward looking statements in the following discussion and elsewhere in this report and in any other statement made by, or on our behalf, whether or not in future filings with the Securities and Exchange Commission. Forward-looking statements are statements not based on historical information and which relate to future operations, strategies, financial results or other developments. Forward looking statements are necessarily based upon estimates and assumptions that are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control and many of which, with respect to future business decisions, are subject to change. These uncertainties and contingencies can affect actual results and could cause actual results to differ materially from those expressed in any forward-looking statements made by, or on, our behalf. We disclaim any obligation to update forward-looking statements.

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

     On September 22, 2005, we announced that we completed the prototype of our proprietary nanostructured Membrane Electrode Assembly (nanoMEA), and we are currently looking for partners for the nanoMEA production. The new carbon nanomaterial based MEAs have shown excellent performance for both hydrogen and methanol fuel cells. For example, this technology uses 75% less platinum while exceeding the performance of current state of the art MEAs for methanol fuel cells. The carbon nanomaterials are used as the support of platinum or platinum alloy catalysts. Another major advantage of these carbon nanomaterials is their higher corrosion resistance and thus longer lifetime than carbon black.

     As of the date of this Report, we are focused on finding production and distribution partners for our proprietary nanostructured Membrane Electrode Assembly (nanoMEA). We are also continuing research to refine and improve our current MEA.

     In addition, in April, 2004, we, along with a then newly created wholly owned subsidiary of our company, PFCE Acquisition Corp, a Nevada corporation, entered into an Agreement and Plan of Merger with Cellfoods Corporation, a Nevada corporation ("Cellfoods "), whereby our wholly owned subsidiary merged with and into Cellfoods, which survived this transaction and is currently a wholly owned subsidiary. Effective on or about May 17, 2004, this merger was consummated. Cellfoods is a development stage corporation that was organized in November 2001, and is engaged in the business of developing a new, more nutritious soybean powder for use in food preparation. This product has a greater shelf life than current soybean powders. The principal product, Soycell Powder, is a uniquely processed soybean powder whereby each cell of the soybean is separated by an exzymatic process. Because the powder remains in cellular formation, it does not smell or taste like conventional soybean powder or flour. It has very little taste or smell, which makes it easier to be used as an additive or filler in recipes and food products. The product cnd be produced and stored for up to 6 months or more without degradation, compared to conventional soybean powder, which is good for only 3 months before degradation occurs.

     As of the date of this Report, we are considering "spinning off" Cellfoods as a separate public company in the future. Relevant thereto, we expect that the initial registration statement will be filed in the near future.

Comparison of Results of Operations for the nine month periods ended September 30, 2005 and 2004

     During the nine month period ended September 30, 2005, we generated an aggregate of $52,076 in revenues, all of which were generated by operations of our wholly owned subsidiary, Cellfoods Corporation ("Cellfoods"), compared to no revenues during the nine month period ended September 30, 2004. During the nine month period ended September 30, 2005, we incurred costs and expenses totaling $326,149, including $101,465 in research and development costs, $60,400 in costs of goods sold (incurred by Cellfoods) and $139,784 in general and administrative expense. We also incurred a charge of $20,000 relevant to the fair market value of stock options, which we previously had issued to a consultant that was exercised during this period.

     During the nine month period ended September 30, 2004, we incurred costs and expenses of $178,354, which consisted of $61,329 in general and administrative expense and $37,025 in research and development costs. We also incurred a charge of $80,000 relevant to the fair market value of stock options issued to a consultant. The increase in general and administrative expense during the nine month period ended September 30, 2005, compared to the similar period in 2004, arose as a result of increased costs associated with our recently opened lab, including monthly rent of $3,059. In addition, we purchased materials and incurred costs associated with the development of laboratory support systems. These expenses also increased as a result of our acquiring Cellfoods as a wholly owned subsidiary, expenses which were lower during the relevant period in 2004, since we operated Cellfoods for only about 5 months in 2004 versus 9 months in 2005.

     As a result, we incurred a net loss of ($272,804) during the nine month period ended September 30, 2005 (less than $.01 per share), compared to a net loss of ($183,779) for the similar period ended September 30, 2004 (less than $.01 per share).

Comparison of Results of Operations for the three month periods ended September 30, 2005 and 2004

     During the three month period ended September 30, 2005, we generated an aggregate of $811 in revenues, all of which were generated by operations of our wholly owned subsidiary, Cellfoods Corporation ("Cellfoods"), compared to no revenues during the three month period ended September 30, 2004. During the three month period ended September 30, 2005, we incurred costs and expenses totaling $77,403, including $58,771 in research and development costs, $936 in costs of goods sold (incurred by Cellfoods) and $58,771 in general and administrative expense, including $181.32 incurred from Cellfoods' operations.

     During the three month period ended September 30, 2004, we incurred costs and expenses of $123,230, which consisted of $26,229 in general and administrative expense and $17,001 in research and development costs. We also incurred a charge of $80,000 relevant to the fair market value of stock options issued to a consultant. The decrease in general and administrative expense during the three month period ended September 30, 2005, compared to the similar period in 2004, was due to the 2004 charge of $80,000 relevant to the fair market value of stock options issued to a consultant. Without this charge there was increased general and administrative expense of approximately $33,000 which arose as a result of increased costs associated with our recently opened lab, including monthly rent of $3,059, and other applicable expenses related to the operation of this lab.

     As a result, we incurred a net loss of ($76,315) during the three month period ended September 30, 2005 (less than $.01 per share), compared to a net loss of ($123,230) during the similar period in 2004 (less than $.01 per share).

     Because we generated only nominal revenues during the nine month period ended September 30, 2005, following is our Plan of Operation.

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

     On September 22, 2005, we announced that we completed the prototype of our proprietary nanostructured Membrane Electrode Assembly (nanoMEA), and we are currently looking for partners for the nanoMEA production. The new carbon nanomaterial based MEAs have shown excellent performance for both hydrogen and methanol fuel cells. For example, this technology uses 75% less platinum while exceeding the performance of current state of the art

MEAs for methanol fuel cells. The carbon nanomaterials are used as the support of platinum or platinum alloy catalysts. Another major advantage of these carbon nanomaterials is their higher corrosion resistance and thus longer lifetime than carbon black.

     As of the date of this Report, we are focused on finding production and distribution partners for our proprietary nanostructured Membrane Electrode Assembly (nanoMEA). We are also continuing research to refine and improve our current product.

     On August 21, 2002, we entered into an agreement with the University of California ("UCR"), to develop a commercially viable fuel cell, exploiting our proprietary technology. We advanced UCR $70,000 for the first phase, which was completed during February 2003. During March 2003, we paid UCR an additional $61,266 to begin work on the second phase of the research and development agreement.

     In February 2003, we entered into an amendment that extended the term of this agreement through February 29, 2004. On May 4, 2004, this agreement was extended again, through April 30, 2006, so long as we continued to make payments. Pursuant to the terms of this agreement, as amended, we have agreed to reimburse UCR for all costs and expenses incurred, both direct and indirect, in an amount not to exceed $181,271, pursuant to a budget agreed to by the parties. As a result of the amendment extending this agreement which was executed in April 2004, we are required to make additional payments totaling $150,486, including $50,005, which was paid in May 2004, $50,229, which became due on May 1, 2005, with the balance of $50,252 due May 1, 2006. As of the date of this report, we have paid $37,496 of the May 2005 payment and are awaiting receipt of an applicable invoice for the remaining $12,733 from UCR and intend to issue this payment upon receipt of this invoice. It is not anticipated that we will be required to make any additional payments for any future extensions. In order to allow us to make the aforesaid payments, we borrowed funds from Fullerene, which were subsequently repaid in full. UCR, through its SMART program, provides matching funds for all direct costs applicable to development of the project. We applied for and received notice of a favorable decision of a grant of approximately $120,000, to be provided over the next two years. As of the date of this report, UCR has received $80,000 of these funds. We are awaiting the balance This also provides a multi-year relationship with UCR. All information we provide to UCR has been deemed confidential for a period of one (1) year after expiration or termination of the agreement.

     As a result of the relationship with UCR, on November 10, 2003, we announced that a research team headed by Professor Yushan Yan of UCR had successfully developed a fuel cell using carbon nanotube-based electrodes On September 22, 2005, we announced that we completed the prototype of our proprietary nanostructured Membrane Electrode Assembly (nanoMEA), and we are currently looking for partners for the nanoMEA production. The new carbon nanomaterial based MEAs have shown excellent performance for both hydrogen and methanol fuel cells. For example, this technology uses 75% less platinum while exceeding the performance of current state of the art MEAs for methanol fuel cells. The carbon nanomaterials are used as the support of platinum or platinum alloy catalysts. Another major advantage of these carbon nanomaterials is their higher corrosion resistance and thus longer lifetime than carbon black.

     Current technology uses platinum, a precious metal, as the catalyst for hydrogen to separate into a proton and electron. Since platinum is a high cost metal in very limited production, it is cost prohibitive, preventing fuel cells from being economically viable even at high volume production. Our proposed method of producing nanomaterial based MEA fuel cells is expected to minimize or eliminate the use of platinum. If successful, the result will be low cost fuel cells at high volume production levels.

     In December 2004, we opened our own laboratory. We were able to accomplish this as a result of the Debenture financing described hereinbelow under "Liquidity and Capital Resources." We are continuing our work with UCR and believe we have made significant progress. In April 2005, we announced that we had acquired certain rights to a new Carbon Nanotube Membrane Electrode Assembly ("MEA") for hydrogen and methanol fuel cells. We filed a provisional patent application in the name of the co-inventors, Professor Yushan Yan, Dr. Wenzhen Li, Dr. Xin Wang, Mr. Zhongwei Chen, Mr. Mahesh Waje, Professor William Goddard and Dr. Weiqiao Deng to protect this intellectual property. This new technology uses 75% less platinum, while significantly exceeding the performance of current state of the art MEA's for direct methanol fuel cells. MEA's can be assembled into a stack that consists of multiple layers of MEA's and a support structure, dependent on the fuel cell application. Overall performance of such fuel cells is expected to be well above industry norm data shown by other manufacturers. We are currently planning to make this prototype available to selected commercial organizations for testing and potential joint ventures. Additional development will continue in our new laboratory at the UCR Research Park, utilizing this and other proprietary technologies owned or licensed by us.

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

     We believe our next step in the implementation of our business plan is to find manufacturing and distribution partners for our MEA.

     We have also entered into preliminary discussions with potential strategic partners to utilize our current technology position in order to assume a market leadership position in our target market of micro fuel cells. However, as of the date of this Report, no agreements have been entered into other than with Bourns, Inc., where on November 1, 2005, we announced that Pacific Fuel Cell Corp. had entered into an agreement with Bourns, Inc. headquartered in Riverside, California to work together to attempt to scale-up PFCE's new process for making electro-catalyst and nanoMEA products to commercial scale. Each party at its own expense will contribute equipment, personnel and technical expertise to the collaborative effort. The initial development activities are expected to take about two months to complete. There are no assurances that any other such discussions or any other such agreements will occur in the foreseeable future.

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

Liquidity and Capital Resources

     At September 30, 2005, we had $438,463 in cash. We had $24,547 in accounts payable.

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

     The Debentures bear interest at 1% per year and mature in five years. Interest is payable in cash or shares of our Common Stock, at the option of the holders of the Debentures. We have the right to redeem the Debentures on 30 days' notice, for 125% of the principal amount of the outstanding Debentures, plus accrued and unpaid interest. Relevant thereto, on October 24, 2005, we redeemed the remaining outstanding convertible debentures placed with HEM. As a result, 26,992,462 shares of our common stock, representing the remaining shares being held in escrow under the debenture agreement were returned to us and will be canceled. We issued an aggregate of 3,007,538 shares of our Common Stock from the conversion of these Debentures.

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

TRENDS

     Since our September 22, 2005 announcement of the successful development the prototype of our proprietary nanostructured Membrane Electrode Assembly
(nanoMEA), we have been receiving a significant amount of attention from the investment community. In this regard, while there are no assurances, we are hopeful that we will be able to raise approximately $2.5 million in additional funding in order to allow us to produce and our product. See "Liquidity and Capital Resources," above.

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

Inflation

     Although our operations are influenced by general economic conditions, we do not believe that inflation had a material affect on our results of operations during the nine month period ended September 30, 2005.

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

         31.1 Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

         31.2 Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

         32.1 Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         32.2 Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     (b) Reports on Form 8-K.

     We filed a report on Form 8-K dated September 23, 2005, to announce that we
have  completed  the  prototype  of  our  proprietary   nanostructured  Membrane
Electrode Assembly (nanoMEA) and related developments.

Subsequent Event

     On October 20, 2005, we filed a report on Form 8-K, advising that we had redeemed the balance of outstanding Debentures more fully described above under "Liquidity and Capital Resources."

                                   SIGNATURES

     Pursuant to the requirements of Section 12 of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        PACIFIC FUEL CELL CORP.
                                        (Registrant)

                                        Dated: November 15, 2005



                                        By: s/ Ken Inouye
                                           -------------------------------------
                                           Ken Inouye, Secretary & Treasurer