Form 10KSB
period 2005-12-31
PACIFIC FUEL CELL CORP
filed 2006-04-18
CIK 1098578

U S SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

(Mark One)

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

[ ] Transitional Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

                   For the fiscal year ended December 31, 2005

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

                          (Continued on Following Page)

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. X

State issuer's revenues for its most recent fiscal year. $52,076

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days: $10,420,587 as of April 17, 2006.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of April 17, 2006, 66,677,538 shares of Common Stock were issued and outstanding.

Documents incorporated by reference:  None

                                TABLE OF CONTENTS

                            FORM 10-KSB ANNUAL REPORT

                             PACIFIC FUEL CELL CORP.

                                                                            PAGE
                                                                            ----

Facing Page
Index

PART I
Item 1.  Description of Business...............................................4
Item 2.  Description of Property..............................................10
Item 3.  Legal Proceedings....................................................11
Item 4.  Submission of Matters to a Vote of Security Holders..................11

PART II
Item 5.  Market for the Registrant's Common Equity
              and Related Stockholder Matters.................................11
Item 6.  Management's Discussion and Analysis of Financial Condition
              and Results of Operations.......................................12
Item 7.  Financial Statements.................................................17
Item 8.  Changes in and Disagreements on Accounting and Financial Disclosure..37
Item 8A. Controls and Procedures..............................................37


PART III
Item 9.  Directors, Executive Officers, Promoters and Control Persons;
              Compliance with Section 16(a) of the Exchange Act...............37
Item 10. Executive Compensation...............................................39
Item 11. Security Ownership of Certain Beneficial Owners and Management.......40
Item 12. Certain Relationships and Related Transactions.......................40

PART IV
Item 13. Exhibits and Reports on Form 8-K.....................................41
Item 14. Principal Accountant Fees and Services...............................42

SIGNATURES....................................................................44

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

     In exchange for the Assets, we issued 30,100,000 shares of our "restricted" Common Stock, equal to ownership of approximately 51% of our then outstanding stock. The number of our authorized common shares was increased to 200,000,000 in July 2001 in conjunction with the Fullerene transaction.

DESCRIPTION OF CURRENT BUSINESS

     Our initial business plan was to develop and produce low cost fuel cells for transportation. During 2002, we revised our business plan to emphasize the development and production of low cost fuel cells for personal electronics or other applications requiring small size and longevity of use. We revised our original business plan as a result of the costs associated with developing transportation related fuel cells, which exceeded our available capital. We may reinstate the elements of the original business plan if our current business plan proves successful, of which there can be no assurance. As of the date of this Report, we are focused on improving the production capability of our nanoMEA (described below), enhancing product performance, reducing product costs, designing market-ready products, developing volume-manufacturing capability, building customer and supplier relationships and marketing it to potential customers. We are also continuing research to refine and improve our current nanoMEA.

     On August 21, 2002, we entered into an agreement with the University of California ("UCR"), to develop a commercially viable fuel cell, exploiting our proprietary technology. On May 4, 2004, this agreement was extended through April 30, 2006, so long as we continued to make payments. As of the date of this report we have paid UCR $231,500, with the final payment of an additional $50,252 due May 1, 2006. It is not anticipated that we will be required to make any additional payments for any future extensions. In order to allow us to make the aforesaid payments, we borrowed funds from Fullerene, which were subsequently have repaid in full. UCR, through its SMART program, provides matching funds for all direct costs applicable to development of the project. We applied for additional matching funds through this SMART program and have obtained a favorable decision and expect a grant of approximately $120,000 to be provided over the next two years. This also provides a multi-year relationship with UCR. All information we provide to UCR has been deemed confidential for a period of one (1) year after expiration or termination of the agreement.

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

     On September 22, 2005, we announced that we completed the prototype of our proprietary nanostructured Membrane Electrode Assembly ("nanoMEA"), and thereafter began looking for partners for nanoMEA production. The new carbon nanomaterial based MEAs have shown excellent performance for both hydrogen and methanol fuel cells. For example, this technology uses 75% less platinum while exceeding the performance of current state of the art MEAs for methanol fuel cells. The carbon nanomaterials are used as the support of platinum or platinum alloy catalysts. Another major advantage of these carbon nanomaterials is their higher corrosion resistance and thus longer lifetime than carbon black.

     On November 3, 2005, we announced that we had entered into an agreement with Bourns, Inc. ("Bourns") to scale-up PFCE's new process for making electro-catalyst and nanoMEA products to commercial scale. Bourns, headquartered in Riverside, California, has been a manufacturer of electronics industry components for over 50 years. Their products are used by the industrial, automotive, telecommunications, audio/visual, aerospace and other electronic industries.

     On March 16, 2006, we announced that we had delivered production scale prototype nanoMEAs to an undisclosed customer. The delivered prototypes were produced in conjunction with our collaborative manufacturer, Bourns, Inc. The Bourns team, working with our scientific staff, successfully engineered our innovative process for making nanoMEA's to commercial scale. Based upon the success of our development efforts, we are currently engaged in discussions with Bourns to increase the scope and intensity of our collaborative efforts. However, as of the date of this Report, the terms of a definitive agreement have not been reached.

     As of the date of this Report, we are focused on improving the production capability of our nanoMEA and marketing it to potential customers. We are also continuing research to refine and improve our current nanoMEA.

     In December 2004, we opened our own laboratory. We were able to accomplish this as a result of a financing described below. We are continuing our work with UCR and believe we have made significant progress. In April 2005, we announced that we had acquired certain rights to a new Carbon Nanotube Membrane Electrode Assembly ("MEA") for hydrogen and methanol fuel cells. We filed a provisional patent application in the name of the co-inventors, Professor Yushan Yan, Dr. Wenzhen Li, Dr. Xin Wang, Mr. Zhongwei Chen, Mr. Mahesh Waje, Professor William Goddard and Dr. Weiqiao Deng, to protect this intellectual property. This new technology uses 75% less platinum, while significantly exceeding the performance of current state of the art MEA's for direct methanol fuel cells. MEA's can be assembled into a stack that consists of multiple layers of MEA's and a support structure, dependent on the fuel cell application. Overall performance of such fuel cells are expected to be well above industry norm data shown by other manufacturers. Additional development will continue in our laboratory at the UCR Research Park, utilizing this and other proprietary technologies owned or licensed by us.

Other Business

     In April 2004, we, through PFCE Acquisition Corp, a Nevada corporation and our wholly owned subsidiary ("Sub"), and Cellfoods Corporation, a Nevada corporation ("Cellfoods "), entered into an Agreement and Plan of Merger whereby Sub merged with and into Cellfoods, which survived as our wholly owned subsidiary. This merger was consummated on or about May 17, 2004.

     Cellfoods is a development stage corporation that was organized in January 2003, engaged in the business of developing soybean powder for use in food preparation. We intend to file a registration statement with the Securities and Exchange Commission (the "SEC") under the Securities Act of 1933, as amended, "spinning off" Cellfoods as a separate public entity. There can be no assurances that our registration statement will be declared effective by the SEC if and when filed.

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

     Because the conversion price of the Debentures was not fixed, and imposing the limit of 2,000,000 shares would require us to redeem any outstanding Debentures at a premium, we were required to bifurcate the embedded conversion option and account for it separately as a derivative instrument liability. This conversion option was initially valued at $423,634, using the Black-Scholes option pricing model. In valuing the option, we used an estimate of the volatility of our common stock price of 90%, based on a review of the historical volatility, an expected dividend yield of 0% and a risk-free rate of return of 3.92%, based on constant maturity rates published by the U.S. Federal Reserve, applicable to the remaining life of the debentures.

     The bifurcated embedded derivative instrument is marked to market at each reporting date, with any changes in its fair value charged or credited to income (see Note 5 to our Financial Statements). On conversion, a pro rata portion of the bifurcated derivative instrument liability, marked to market as of the conversion date, together with the carrying value of the portion of the debenture being converted, was credited to additional paid-in capital.

     We received net proceeds of $863,100 after payment of deferred Debenture costs of $136,900. These deferred costs are initially being amortized over the five-year term of the Debentures. On conversion, a pro rata portion of the unamortized costs was deducted from the deemed proceeds of conversion that are credited to additional paid-in capital.

     We had the right to redeem the Debentures on 30 days' notice for 125% of the principal amount of the outstanding Debentures, plus accrued and unpaid interest. Relevant thereto, on October 24, 2005, we redeemed the remaining outstanding convertible Debentures placed with HEM. As a result, 26,992,462 shares of our common stock, representing the remaining shares being held in escrow under the debenture agreement were returned to us and were canceled. We issued an aggregate of 3,007,538 shares of our Common Stock from the conversion of these Debentures during the time they were outstanding.

     We are in the process of amending our quarterly reports for the quarters ended September 30, 2005, June 30, 2005 and March 31, 2005 to reflect the accounting for the convertible debentures in connection with our financing transactions.

     We utilized the proceeds from this Debenture offering to open our own lab for purposes of developing the fuel cell prototype. In mid December 2004, our laboratory was ready for occupancy. It took much longer to complete modification and improvement inside the laboratory due to many elements, including mostly electrical power requirements, gas exhaust equipment and many other elements needed to be approved in inspections done by local officials.

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

     There are currently several different technologies in use for fuel cell power generation. Each of these processes differs in methodology, suitable scale and efficiency. Our interest (and patent applications) is in the Proton Exchange Membrane ("PEM") method that is very suitable for low temperature operation and Direct Methanol fuel cell ("DMFC").

     We have also entered into preliminary discussions with potential strategic partners to utilize our current technology position in order to assume a market leadership position in our target market of micro fuel cells. We have been seeking strategic partners, but we did not have conclusive data regarding our MEA prototype and we could not proceed to actual negotiations. Now that we have improved our prototype data, we intend to resume seeking potential strategic partners. However, as of the date of this Report, no agreements have been entered into and there are no assurances that such discussions or any such agreement will occur in the foreseeable future.

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

     We believe our next step in the implementation of our business plan is to focus on improving the production capability of our nanoMEA and marketing it to potential customers Our initial marketing is expected to be through attendance at trade shows with follow up sales call from our in-house staff.

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

COMPETITION

     Our major competitors and their respective products include, but are not limited to, the following:

     COMPANY                            PRODUCT(S)
     ---------------------------        ----------------------------------------

     Anuvu Incorporated                 "Carbon-X" PEMs
     Avista Labs                        Residential and small commercial
     Ballard Power Systems              Pressurized PEM's for vehicles, up to
                                             85kw, portable and stationary
     Casio                              PEM fuel cell for PDA
     DCH Technology, Inc.               12W-5kw fuel cell
     Energy Partners, L.C.              Stationary applications
     Hydrogenics                        Back-up power for cellular towers
     H Power                            PEM fuel cell for small portable system
     Hitachi                            PEM fuel cell for notebook computer
     Hoku Scientific                    MEA and membranes
     Lynntech                           Direct methanol fuel cell
     Manhattan Science                  Portable fuel cells
     Millennium Cell Inc.               Micro fuel cells
     MTI Micro Fuel Cells               Micro fuel cells
     NU Element, Inc.                   1 kw - 200kw fuel cell
     Nuvera Fuel Cells                  0.7kw - 60 kw fuel cell
     Plug Power                         Residential
     Proton Energy Systems, Inc.        Electrolyzers and regenerative fuel cell
                                             systems
     Schatz Energy Research             Automotive, portable
     Superior MicroPowders              Micro MEA

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

     We are a relative newcomer to this group, but, while no assurances can be provided, we believe that our R&D strategy positions us to leapfrog the competition and finalize a commercially viable manufacturing prototype MEA in the next six months while continuing to improve the quality of our product, provided that we can raise the necessary capital to allow us to continue our research and development efforts. There are no assurances that we will be able to raise this additional capital.

TRADEMARKS/TRADENAMES

     In November 2004, we filed a United States patent application with the United States Patent Office, Patent Pending Serial No. 60/622,732, bearing the title of "Methanol Resistant Cathodic Catalyst for Direct Methanol Fuel Cells" to patent a process of developing a fuel cell membrane using methanol. We filed a non-provisional (USSN 11/262,027) on October 27, 2005, which claimed priority to provisional patent application USSN 60/622,732. On that same date we filed a PCT (international) patent application claiming priority to that provisional patent application. Our application is currently in the patent pending stage.

     In addition, during our fiscal year ended December 31, 2005, we submitted an additional patent application, USSN 60/661,770, filed March 15, 2005(provisional), titled "Carbon Nanotube Based Electrocatalysts for Fuel Cells." Our application is currently in the patent pending stage.

     We currently do not have any registered trademarks or tradenames, although we expect this to change as we move towards the commercialization of our technology.

GOVERNMENT REGULATIONS

     We are not subject to any extraordinary governmental regulations relating to our business.

EMPLOYEES

     As of the date of this Report, we have 3 employees, our current officers and directors. Our operations are non-union. There has been no history of labor strikes or unrest at any of our facilities. We believe that our relationship with our employees is satisfactory. In addition, management believes that the available labor force in the geographic areas where our facilities are located are sufficient to support the expansion anticipated over the next 12 months. If and when we are in the financial position to do so, we intend to hire additional employees in the areas of research and development and marketing. During our fiscal year ended December 31, 2005, we also retained 2 independent contractors with expertise in the areas of fuel cells and web design.

ITEM 2.  DESCRIPTION OF PROPERTY.

     We operate from our principal executive offices at 131 N. Tustin Ave., Suite 100, Tustin, CA 92780. We share this space pursuant to a verbal, month-to-month lease, with Belltec Industries, a company owned by George Suzuki, our President and a director. Our monthly rent is $600. This space consists of 700 square feet of executive office space. See "Part III, Item 12, Certain Relationships and Related Transactions."

     In addition, since December 2004 we have operated our own laboratory at 1201 Research Park Drive, Unit 500, Riverside CA 92507, which is in the UCR Research Park. This location consists of approximately 2,500 square feet. Approximately 50% of this leased space is used for actual laboratory floor, with the balance used for supporting offices and accommodations. The lease expires in September 2007. The monthly rent is $3,058.90.

     We have no other properties.

ITEM 3.  LEGAL PROCEEDINGS

     We are not a party to any pending legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to our shareholders during the three-month period ended December 31, 2005, or subsequent thereto.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

     Our Common Stock currently is listed for trading on the OTC BB under the symbol "PFCE." The table below sets forth the reported high and low bid prices for the periods indicated. The bid prices shown reflect quotations between dealers, without adjustment for markups, markdowns or commissions, and may not represent actual transactions in the Company's securities.

                                                    Bid Price
                                               -----------------
         Quarter Ended                          High       Low
         -------------                         -----      -----

         March 31, 2004                        $0.94      $0.33
         June 30, 2004                         $0.63      $0.28
         September 30, 2004                    $0.40      $0.25
         December 31, 2004                     $0.46      $0.28

         March 31, 2005                        $0.31      $0.18
         June 30, 2005                         $0.23      $0.11
         September 30, 2005                    $0.47      $0.09
         December 31, 2005                     $0.67      $0.31

     As of April 14, 2006, the closing bid price of our Common Stock was $0.33

     (b) Holders. We have approximately 35 holders of record of our Common Stock as of December 31, 2005, not including those shares held in "street name."

     (c) Dividends. We did not pay any dividends on our Common Stock during the two years ended December 31, 2005. Pursuant to the laws of the State of Nevada, a corporation may not issue a distribution if, after giving its effect, the corporation would not be able to pay its debts as they became due in the usual course of business, or such corporation's total assets would be less than the sum of their total liabilities plus the amount that would be needed, if the corporation were to be dissolved at the time of the distribution, to satisfy the preferential rights upon dissolution of shareholders whose preferential rights are superior to those receiving the distribution. As a result, management does not foresee that we will have the ability to pay a dividend on our Common Stock in the fiscal year ended December 31, 2006. See "Part II, Item 7, Financial Statements."

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

     We generated nominal revenues of 52,076 and $13,740 during our fiscal years ended December 31, 2005 and 2004, respectively. All of these revenues were generated through the operations of Cellfoods. In addition, we received grant money of $99,901 from the UCR SMART program discussed above during 2004.

     During our fiscal year ended December 31, 2005, we incurred costs and expenses totaling$572,572, compared to costs and expenses of $660,353 during our fiscal year ended December 31, 2004, a decrease of $87,781. In this regard, our general and administrative costs increased during our fiscal year ended December 31, 2005 from $102,999 in 2004, to $317,944 during 2005, due to increased marketing costs related to our new prototype, the rental cost of our lab that we did not have to pay during 2004 and depreciation, among other things. Research and development costs increased from $57,137 in 2004, to $112,135 in 2005, due primarily to the advancements that we made during 2005. Also during 2005, we incurred a net charge of $442,941 due to a change in value of derivative instruments relating to those Debentures discussed above in "Part I, Item I, Description of Business."

     Because the conversion price of the Debentures was not fixed, and imposing the limit of 2,000,000 shares would require us to redeem any outstanding Debentures at a premium, we are required to bifurcate the embedded conversion option and account for it separately as a derivative instrument liability. This conversion option was initially valued at $423,634, using the Black-Scholes option pricing model. In valuing the option, we used an estimate of the volatility of our common stock price of 90%, based on a review of the historical volatility, an expected dividend yield of 0% and a risk-free rate of return of 3.92%, based on constant maturity rates published by the U.S. Federal Reserve, applicable to the remaining life of the Debentures.

     The bifurcated embedded derivative instrument is marked to market at each reporting date, with any changes in its fair value charged or credited to income (see Note 5 to our Financial Statements included in this report). On conversion, a pro rata portion of the bifurcated derivative instrument liability, marked to market as of the conversion date, together with the carrying value of the portion of the Debenture being converted, was credited to additional paid-in capital.

     We received net proceeds of $863,100 after payment of deferred Debenture costs of $136,900. These deferred costs are initially being amortized over the five-year term of the Debentures. On conversion, a pro rata portion of the unamortized costs was deducted from the deemed proceeds of conversion that are credited to additional paid-in capital.

     At December 31, 2005, the remaining outstanding Debentures were fully redeemed.

     We are in the process of amending our quarterly reports for the quarters ended September 30, 2005, June 30, 2005 and March 31, 2005 to reflect the accounting for the convertible debentures in connection with our financing transactions.

     As a result, we incurred a net loss of ($521,064) (approximately $0.01 per share), compared to a net loss of ($546,712) during our fiscal year ended December 31, 2004 (approximately $0.01 per share). Because we generated nominal revenues during the year ended December 31, 2005 and 2004, the following is our Plan of Operation, rather than a comparison of results of operations.

PLAN OF OPERATION

     Our initial business plan was to develop and produce low cost fuel cells for transportation. During 2002, we revised our business plan to emphasize the development and production of low cost fuel cells for personal electronics or other applications requiring small size and longevity of use. We have revised our original business plan as a result of the costs associated with developing transportation related fuel cells, which exceeded our available capital. We may reinstate the elements of the original business plan if our current business plan proves successful, of which there can be no assurance. As of the date of this Report, we are focused on improving the production capability of our nanoMEA, enhancing product performance, reducing product costs, designing market-ready products, developing volume-manufacturing capability, and building customer and supplier relationships and marketing it to potential customers. We are also continuing research to refine and improve our current nanoMEA.

     On August 21, 2002, we entered into an agreement with the University of California ("UCR"), to develop a commercially viable fuel cell, exploiting our proprietary technology. We advanced UCR $70,000 for the first phase, which was completed during February 2003. During

March 2003, we paid UCR an additional $61,266 to begin work on the second phase of the research and development agreement.

     In February 2003, we entered into an amendment that extended the term of this agreement through February 29, 2004. On May 4, 2004, this agreement was extended again, through April 30, 2006, so long as we continued to make payments. Pursuant to the terms of this agreement, as amended, we has agreed to reimburse UCR for all costs and expenses incurred, both direct and indirect, in an amount not to exceed $181,271, pursuant to a budget agreed to by the parties. As a result of the amendment extending this agreement which was executed in April 2004, we are required to make additional payments totaling $150,486, including $50,005, which was paid in May 2004, $50,229, which was paid in September 2005, with the balance of $50,252 due May 1, 2006. It is not anticipated that we will be required to make any additional payments for any future extensions. In order to allow us to make the aforesaid payments, we borrowed funds from Fullerene, which were subsequently have repaid in full. UCR, through its SMART program, provides matching funds for all direct costs applicable to development of the project. We applied for additional matching funds through this SMART program and have obtained a favorable decision and expect a grant of approximately $120,000 to be provided over the next two years. This also provides a multi-year relationship with UCR. All information we provide to UCR has been deemed confidential for a period of one (1) year after expiration or termination of the agreement.

     As a result of the relationship with UCR, on November 10, 2003, we announced that a research team headed by Professor Yushan Yan of UCR had successfully developed a fuel cell using carbon nanotube-based electrodes. As a result of our research and development activities with UCR, we expect that the use of multi-walled carbon nanotubes as a platinum support for proton exchange membrane fuel cells will reduce the manufacturing cost of fuel cells through a decreased use of platinum. Current technology uses platinum, a precious metal, as the catalyst for hydrogen to separate into a proton and electron. Since platinum is a high cost metal in very limited production, it is cost prohibitive, preventing fuel cells from being economically viable even at high volume production. Our proposed method of producing fuel cells is expected to minimize or eliminate the use of platinum. We expect to produce low cost fuel cells at high volume production levels.

LIQUIDITY AND CAPITAL RESOURCES

     At December 31, 2005, we had $166,130 in cash.

     In April 2004, we, through PFCE Acquisition Corp, a Nevada corporation and our wholly owned subsidiary ("Sub"), and Cellfoods Corporation, a Nevada corporation ("Cellfoods "), entered into an Agreement and Plan of Merger whereby Sub merged with and into Cellfoods, which survived as our wholly owned subsidiary. This merger was consummated on or about May 17, 2004.

     Cellfoods is a development stage company that was organized in January 2003, engaged in the business of developing soybean powder for use in food preparation.

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

     The conversion price for the Debentures was (a) the lesser of $0.75 and one hundred twenty-five percent (125%) of the average of the closing bid price per share of our Common Stock during the five (5) trading days immediately preceding the Closing (as defined in the Purchase Agreement); and (b) one hundred percent (100%) of the average of the five (5) lowest closing bid prices per share of our Common Stock during the forty (40) trading days immediately preceding the Conversion Date; provided, however, that the aggregate maximum number of shares of Common Stock that the First Debenture and Second Debenture may be converted into Two Million (2,000,000) shares (the "Maximum Conversion"); and further provided, however, that upon the Maximum Conversion, we could (a) increase the Maximum Conversion or (b) redeem the unconverted amount of the First Debenture and Second Debenture in whole or in part at one hundred fifteen percent (115%) of the unconverted amount of such Debentures being redeemed plus accrued interest thereon. The conversion price and number of shares of Common Stock issuable upon conversion of the Debentures was subject to adjustment for stock splits and combinations and other dilutive events. The Debentures could not be converted, however, if after conversion the holder would beneficially own more than 5% of our outstanding Common Stock, unless the holder waives this limitation by giving us 75 days notice of the waiver.

     The Debentures bore interest at 1% per year and would have matured in five years. Interest was payable in cash or shares of our Common Stock, at the option of the holders of the Debentures. We had the right to redeem the Debentures on 30 days' notice, for 125% of the principal amount of the outstanding Debentures, plus accrued and unpaid interest. Relevant thereto, on October 24, 2005, we redeemed the remaining outstanding convertible debentures placed with HEM. As a result, 26,992,462 shares of our common stock, representing the remaining shares being held in escrow under the debenture agreement were returned to us and were canceled. We issued an aggregate of 3,007,538 shares of our Common Stock from the conversion of these Debentures.

     During our fiscal year ended December 31, 2004, we also had outstanding loans in the principal amount of $60,000 and $10,000 due to Fullerene, USA, Inc., our majority stockholder. In regard to the $60,000 loan, we originally received an unsecured, non-interest bearing loan for $60,000 that was due September 14, 2002. On December 5, 2002, this note was cancelled with the consent of Fullerene and replaced with a note extending the due date to August 14, 2004. As of the date of this report, both of these notes have been paid in full.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

     We have identified critical accounting policies that, as a result of judgments, uncertainties, uniqueness and complexities of the underlying accounting standards and operations involved, could result in material changes to our financial position or results of operations under different conditions or using different assumptions. The most critical accounting policies and estimates are:

     o The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

     o Fair value of instruments. Our financial instruments consist of accounts receivable, accounts payable and long term debt. The fair value of financial instruments approximate their recorded values. Fair value of loans payable to stockholders and balances of bank lines of credit, in the circumstances, are not reasonably determinable.

     Details regarding our use of these policies and the related estimates are described in the accompanying consolidated financial statements as of December 31, 2005 and 2004 and for the years ended December 31, 2005 and 2004. During the year ended December 31, 2005, there have been no material changes to our critical accounting policies that impacted our consolidated financial condition or results of operations.

TRENDS

     Since our announcement of the successful development of a carbon nanotube support base fuel cell electrode in November 2003, we have been receiving a significant amount of attention from the investment community. Stock volume has increased and we have received indications of interest from investors. There have also been significant hits on our web site from investment firms. In this regard, while there are no assurances, we are hopeful that we will be able to raise approximately $2.5 million in additional funding in order to allow us to produce and demonstrate to fuel cell manufacturers a commercially viable prototype. See "Liquidity and Capital Resources," above.

     We are currently in preliminary discussions with entities that have told us they can raise funds for our company. However, there can be no assurance that any investment will materialize.

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

     We are also preparing to participate in a significant effort to receive additional government funding. However, there can be no assurance that any such funding will materialize.

     We believe that the reason that the fuel cell market is not rapidly expanding at this time is due to high manufacturing costs and lack of successful applications. We believe that a robust fuel cell market is inevitable, due to the advantages of low pollution and independence from fossil fuels. Major automobile, industrial and power supply companies are heavily involved in research and development activities of fuel cell technology and many have announced prototypes and commercial models. However, there has not been a major commercial breakthrough, which we attribute to the high cost of the products and the lack of consumer proven reliability. While no assurances can be provided, once the problem of high costs is resolved, we expect the micro fuel cell market to increase significantly.

INFLATION

     Although our operations are influenced by general economic conditions, we do not believe that inflation had a material affect on our results of operations during 2005.

ITEM 7.  FINANCIAL STATEMENTS

                             PACIFIC FUEL CELL CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----

         Report of Independent Registered Public Accounting Firm               1

         Balance Sheet                                                         2

         Statements of Operations                                              3

         Statement of Changes in Stockholders' Equity (Deficit)                4

         Statements of Cash Flows                                              5

         Notes to Financial Statements                                      6-18

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and Board of Directors
Pacific Fuel Cell Corp.

We have audited the accompanying consolidated balance sheet of Pacific Fuel Cell Corp. (a development stage company) as of December 31, 2005, and the related statements of operations, changes in stockholders' equity (deficit), and cash flows for the years ended December 31, 2005 and 2004, and the period from May 5, 1998 (inception) to December 31, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 10 to the financial statements, the Company has suffered significant losses from operations. This factor raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to this matter are also discussed in Note 9. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Pacific Fuel Cell Corp. (a development stage company) as of December 31, 2005, and the results of its operations, and its cash flows for the years ended December 31, 2005 and 2004, and the period from May 5, 1998 (inception) to December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.


s/Stark Winter Schenkein & Co., LLP

Stark Winter Schenkein & Co., LLP


Denver, Colorado
April 15, 2006

                             PACIFIC FUEL CELL CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                           CONSOLIDATED BALANCE SHEET
                                DECEMBER 31, 2005

                                     ASSETS

CURRENT ASSETS
  Cash                                                              $   166,130
  Prepaid expense                                                         5,545
                                                                    -----------
                      Total current assets                              171,675
                                                                    -----------
Property and Equipment, net                                              44,267
                                                                    -----------
Other Assets
  Rent security deposit                                                   3,059
  Deposit on equipment                                                  101,239
                                                                    -----------

                                                                    $   320,240
                                                                    ===========


                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                                                  $    30,295
                                                                    -----------
                      Total current liabilities                          30,295
                                                                    -----------

STOCKHOLDERS' EQUITY
  Preferred stock, $0.01 par value,
     1,000,000 shares authorized, none outstanding                           --
  Common stock, $0.001 par value, 200,000,000
    shares authorized, 66,677,538 shares issued                          66,677
  Additional paid in capital                                          2,700,536
  (Deficit) accumulated during the development stage                 (2,477,268)
                                                                    -----------
                                                                        289,945
                                                                    -----------

                                                                    $   320,240
                                                                    ===========

    The accompanying notes are an integral part of the financial statements.

                             PACIFIC FUEL CELL CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                         FOR THE PERIOD
                                                            YEAR ENDED      YEAR ENDED     MAY 5, 1998
                                                           DECEMBER 31,    DECEMBER 31,   (INCEPTION) TO
                                                               2005            2004      DECEMBER 31, 2005
                                                           ------------    ------------    ------------
                                                                            (RESTATED)
REVENUE
  Sales                                                    $     52,076    $     13,740    $     71,988
  Grants                                                             --          99,901          99,901
                                                           ------------    ------------    ------------
                                                                 52,076         113,641         171,889
                                                           ------------    ------------    ------------
COSTS AND EXPENSES
  Cost of goods sold                                             62,021          20,266          82,287
  General and administrative                                    317,944         102,999         974,750
  Research and development                                      122,135          57,137         250,327
  Stock compensation                                             36,000          36,800         312,800
  Amortization                                                      209             210          12,064
  Change in value of derivative instruments, net                 17,557         442,941         460,498
  Loss on extinguishment of debentures                           16,706              --          16,706
  Loss on asset impairment                                           --              --         510,667
  Loss on disposal of property and equipment                         --              --           3,391
                                                           ------------    ------------    ------------
                                                                572,572         660,353       2,623,490
                                                           ------------    ------------    ------------

OPERATING (LOSS)                                               (520,496)       (546,712)     (2,451,601)
                                                           ------------    ------------    ------------
OTHER INCOME (EXPENSE)
  Interest income                                                 4,050           2,460           6,510
  Interest expense                                               (4,618)        (43,115)        (66,334)
  Foreign currency transaction gain (loss)                           --              --            (168)
  Other                                                              --              --          (1,175)
                                                           ------------    ------------    ------------
                                                                   (568)        (40,655)        (61,167)
                                                           ------------    ------------    ------------
NET (LOSS) BEFORE EXTRAORDINARY ITEM                           (521,064)       (587,367)     (2,512,768)

EXTRAORDINARY ITEM, Gain on forgiveness
   of debt, net of income taxes of $12,070                           --              --          23,430
                                                           ------------    ------------    ------------
NET (LOSS) BEFORE INCOME TAX EXPENSE (BENEFIT)                 (521,064)       (587,367)     (2,489,338)

INCOME TAX EXPENSE (BENEFIT)                                         --              --         (12,070)
                                                           ------------    ------------    ------------

NET (LOSS)                                                 $   (521,064)   $   (587,367)   $ (2,477,268)
                                                           ============    ============    ============
PER SHARE INFORMATION:

WEIGHTED AVERAGE SHARES OUTSTANDING -
        BASIC AND DILUTED                                    66,593,264      64,798,220      43,280,369
                                                           ============    ============    ============
NET (LOSS) PER COMMON SHARE (BASIC & DILUTED)
         (Loss) from operations                            $      (0.01)   $      (0.01)   $      (0.06)
         Extraordinary item                                $         --    $         --    $         --
                                                           ------------    ------------    ------------
                                                           $      (0.01)   $      (0.01)   $      (0.06)
                                                           ============    ============    ============


    The accompanying notes are an integral part of the financial statements.

                             PACIFIC FUEL CELL CORP.
                          (A DEVELOPMENT STAGE COMPANY)
       CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                MAY 5, 1998 (INCEPTION) THROUGH DECEMBER 31, 2005

                                                                                                         (Deficit)
                                                       Common Stock                        Common       Accumulated
                                                  ---------------------    Additional       Stock       During the
                                                     Shares     Amount  Paid in Capital Subscriptions Development Stage   Total
                                                  ----------  ---------   -----------    -----------     -----------    ----------
Issuance of stock for cash at $0.006 per share
  (net of issuance costs)                          3,000,000  $   3,000   $    15,118    $        --     $        --   $    18,118

Issuance of stock for repayment of advances
  at $0.007 per share                              2,250,000      2,250        12,750             --              --        15,000

Net (loss) for the period                                 --         --            --             --         (31,065)      (31,065)
                                                  ----------  ---------   -----------    -----------     -----------    ----------
Balance at December 31, 1998                       5,250,000      5,250        27,868             --         (31,065)        2,053
                                                  ----------  ---------   -----------    -----------     -----------    ----------
Issuance of stock for purchase of domain
  name at $0.007 per share                         9,750,000      9,750        55,250             --              --        65,000

Issuance of stock for
  cash at $0.007 per share                         3,750,000      3,750        21,250             --              --        25,000

Issuance of stock subscriptions for
  cash at $0.007 per share                                --         --            --         19,000              --        19,000

Issuance of stock subscriptions as
  payment of wages at $0.007 per share                    --         --            --         11,000              --        11,000

Net (loss) for the year                                   --         --            --             --        (156,309)     (156,309)
                                                  ----------  ---------   -----------    -----------     -----------    ----------
Balance at December 31, 1999                      18,750,000     18,750       104,368         30,000        (187,374)      (34,256)
                                                  ----------  ---------   -----------    -----------     -----------    ----------
Issuance of stock pursuant to stock
   subscriptions                                   4,500,000      4,500        25,500        (30,000)             --            --

Net (loss) for the year                                   --         --            --             --        (278,728)     (278,728)
                                                  ----------  ---------   -----------    -----------     -----------    ----------
Balance at December 31, 2000                      23,250,000     23,250       129,868             --        (466,102)     (312,984)
                                                  ----------  ---------   -----------    -----------     -----------    ----------
Issuance of stock for license
   agreement at $0.015 per share                  30,100,000     30,100       421,400             --              --       451,500

Cancellation of common stock as
  condition of license agreement                  (2,000,000)    (2,000)           --             --              --        (2,000)

Issuance of stock for cash at $0.001 per share     6,000,000      6,000            --             --              --         6,000

Stock compensation related to issuance
  of stock below fair market value                        --         --        84,000             --              --        84,000

Stock compensation related to issuance
  of stock warrant to acquire license                     --         --       100,000             --              --       100,000

Issuance of stock for cash at  $0.10 per share       520,000        520        51,480             --              --        52,000

Issuance of stock for debt forgiveness
  from shareholders at $0.094 per share            1,070,000      1,070        99,980             --              --       101,050

Liabilities converted into contributed
  capital                                                 --         --       179,610             --              --       179,610

Net (loss) for the year                                   --         --            --             --        (219,441)     (219,441)
                                                  ----------  ---------   -----------    -----------     -----------    ----------
Balance at December 31, 2001                      58,940,000     58,940     1,066,338             --        (685,543)      439,735
                                                  ----------  ---------   -----------    -----------     -----------    ----------
Issuance of stock for cash at $0.047 per share     1,000,000      1,000        45,819             --              --        46,819

Issuance of stock for services at $0.03 per share  1,500,000      1,500        43,500             --              --        45,000

Issuance of stock for cash at $0.05 per share      2,000,000      2,000        98,000             --              --       100,000

Discount on loan payable - related party
  recorded as contributed capital                         --         --         8,300             --              --         8,300

Net (loss) for the year                                   --         --            --             --        (579,912)     (579,912)
                                                  ----------  ---------   -----------    -----------     -----------    ----------
Balance at December 31, 2002                      63,440,000     63,440     1,261,957             --      (1,265,455)       59,942

Net (loss) for the year                                   --         --            --              --        (103,382)     (103,382)
                                                  ----------  ---------   -----------    -----------     -----------    ----------
Balance at December 31, 2003                      63,440,000     63,440     1,261,957             --      (1,368,837)      (43,440)
                                                  ----------  ---------   -----------    -----------     -----------    ----------
Debenture conversion @ $0.01 per share               300,008        300       111,486             --              --       111,786
Debenture conversion @ between $0.30
   and $0.48 per share                             2,657,246      2,657     1,018,043             --              --     1,020,700
Contributed services to capital                           --         --         6,000             --              --         6,000
Purchase of Cellfoods                                     --         --        53,196             --              --        53,196
Shares issued for services @ $0.46 per share          80,000         80        36,720             --              --        36,800
Net (loss) for the year                                   --         --            --             --        (587,367)     (587,367)
                                                  ----------  ---------   -----------    -----------     -----------    ----------
Balance at December 31, 2004 (restated)           66,477,254     66,477     2,487,402             --      (1,956,204)      597,675
                                                  ----------  ---------   -----------    -----------     -----------    ----------
Contributed services to capital                           --         --         6,000             --              --         6,000
Conversion of stock agreement @ $0.25 per share      100,000        100        24,900             --              --        25,000
Debenture conversion @ $0.215 per share               50,284         50       160,784             --              --       160,834
Shares issued for services @ $0.43 per share          50,000         50        21,450             --              --        21,500
Net (loss) for the year                                   --         --            --             --        (521,064)     (521,064)
                                                  ----------  ---------   -----------    -----------     -----------    ----------
Balance at December 31, 2005                      66,677,538  $  66,677   $ 2,700,536    $        --     $(2,477,268)  $   289,945
                                                  ==========  =========   ===========    ===========     ===========   ===========

    The accompanying notes are an integral part of the financial statements.

                                       4
                                                                              22

                            PACIFIC FUEL CELL CORP.
                         (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS


                                                                                             FOR THE PERIOD
                                                                  YEAR ENDED     YEAR ENDED    MAY 5, 1998
                                                                 DECEMBER 31,   DECEMBER 31,  (INCEPTION) TO
                                                                    2005           2004      DECEMBER 31, 2005
                                                                 -----------    -----------     -----------
                                                                                 (RESTATED)
OPERATING ACTIVITIES
    Net (loss)                                                   $  (521,064)   $  (587,367)    $(2,477,268)
    Adjustments to reconcile net (loss) to net cash
      (used) in operating activities:
         Stock compensation                                           36,000         36,800         312,800
         Amortization of discount on loan payable                         --             --           5,239
         Contributed services to capital                               6,000          6,000          12,000
         Reserve for uncollectible accounts receivable                    --         36,298          36,298
         Extraordinary item                                               --             --          35,500
         Loss on disposal of property and equipment                       --             --           3,391
         Non cash derivative debenture costs                         182,477        464,988         657,465
         Amortization and depreciation                                10,441             --          22,902
         Interest expense converted to loan payable                       --             --          12,684
         Loss on impairment of assets                                     --             --         510,167
    Changes in:
         Prepaid research and development                             18,752         (8,541)             --
         Inventory held by vendor                                      9,621         (9,621)             --
         Discount on loan                                                 --          3,061           3,061
         Prepaid expense                                               3,860         (8,905)         (5,045)
         Rent security deposit                                            --         (3,059)         (3,059)
         Accounts payable - related party                                 --         (3,652)             --
         Accounts payable                                             (7,900)        32,547          61,264
                                                                 -----------    -----------     -----------
Net cash (used in) operating activities                             (261,813)       (41,451)       (812,601)
                                                                 -----------    -----------     -----------
INVESTING ACTIVITIES
  Purchase of fixed assets                                           (54,708)            --         (59,599)
  Cash received in purchase of Cellfoods                                  --         16,898          16,898
  Deposit on Equipment                                                44,761       (146,000)       (101,239)
  Investment in mineral claims                                            --             --          (5,000)
                                                                 -----------    -----------     -----------
Net cash (used in) investing activities                               (9,947)      (129,102)       (148,940)
                                                                 -----------    -----------     -----------
FINANCING ACTIVITIES
  Proceeds from loans payable - shareholders                              --             --         285,462
  Payments on loans payable - shareholders                                --             --         (11,083)
  Deferred debenture costs                                                --       (136,000)       (136,000)
  (Payments) proceeds of convertible redeemable debentures          (223,145)     1,000,000         776,855
  Payments on loan payable - related parties                              --        (60,000)        (60,000)
  Proceeds from stock sales, net of issuance costs                    15,500             --         272,437
                                                                 -----------    -----------     -----------
Net cash provided by (used in) financing activities                 (207,645)       804,000       1,127,671
                                                                 -----------    -----------     -----------

              Net increase (decrease) in cash                       (479,405)       633,447         166,130

CASH AT BEGINNING OF YEAR                                            645,535         12,088              --
                                                                 -----------    -----------     -----------
CASH AT END OF YEAR                                              $   166,130    $   645,535     $   166,130
                                                                 ===========    ===========     ===========

SUPPLEMENTAL CASH FLOW INFORMATION
  Cash paid for interest                                         $        --    $        --     $        --
                                                                 ===========    ===========     ===========
  Cash paid for income taxes                                     $        --    $        --     $        --
                                                                 ===========    ===========     ===========

SUPPLEMENTAL DISCLOSURE OF SIGNIFICANT NON-CASH FINANCING AND INVESTING ACTIVITIES

  Discount on loan payable - related party                       $        --    $        --     $     8,300
                                                                 ===========    ===========     ===========
  Issuance of stock for purchase of license agreement            $        --    $        --     $   451,500
                                                                 ===========    ===========     ===========
  Accrued interest                                               $      (129)   $    (1,550)    $    (1,679)
                                                                 ===========    ===========     ===========
  Convertible redeemable debentures                              $   (15,000)   $  (793,728)    $  (808,728)
                                                                 ===========    ===========     ===========
  Conversion of accrued interest into contributed capital        $        --    $        --     $   179,610
                                                                 ===========    ===========     ===========
   Cancellation of 2,000,000 shares at par value                 $        --    $        --     $     2,000
                                                                 ===========    ===========     ===========
  Issuance of stock for repayment of advances                    $        --    $        --     $   116,050
                                                                 ===========    ===========     ===========
  Conversion of accrued interest into promissory notes           $        --    $        --     $    12,684
                                                                 ===========    ===========     ===========
  Issuance of stock for purchase of domain asset                 $        --    $        --     $    65,000
                                                                 ===========    ===========     ===========


    The accompanying notes are an integral part of the financial statements.

                                       5
                                                                              23

                             PACIFIC FUEL CELL CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2005


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

Cellfoods is a development stage company that was organized in January 2003, engaged in the business of developing soybean powder for use in food preparation. Cellfoods had assets and liabilities as of the acquisition date of Cash of $16,898.

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

Revenue recognition

                             PACIFIC FUEL CELL CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2005

In general, the Company records revenue when persuasive evidence of an arrangement exists, services have been rendered or product delivery has occurred, the sales price to the customer is fixed or determinable, and collectability is reasonably assured.

To date the Company has not generated significant operating revenues.

Research and development

Research and development costs are charged to operations when incurred. For the years ended December 31, 2005, 2004 and the period May 5, 1998 (inception) to December 31, 2005, the Company incurred research and development costs of $122,135, $57,137, and $250,327, respectively (see Note 3).

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

Fair value of financial instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2005. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash and accounts payable. Fair values were assumed to approximate carrying values for financial instruments because they are short term in nature, their carrying amounts approximate fair values, and they are payable on demand

Net (loss) per common share

The Company follows SFAS 128, "Earnings Per Share". Basic earnings (loss) per common share calculations are determined by dividing net income (loss) by the weighted

                             PACIFIC FUEL CELL CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2005

average number of shares of common stock outstanding during the year. Diluted earnings (loss) per common share calculations are determined by dividing net income (loss) by the weighted average number of common shares and dilutive common share equivalents outstanding. During the periods when they are anti-dilutive, common stock equivalents, if any, are not considered in the computation.

Derivative financial instruments

The Company does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks.

The Company reviews the terms of convertible debt and equity instruments issued to determine whether there are embedded derivative instruments, including the embedded conversion option, that are required to be bifurcated and accounted for separately as a derivative financial instrument. In circumstances where the convertible instrument contains more than one embedded derivative instrument, including the conversion option, that is required to be bifurcated, the bifurcated derivative instruments are accounted for as a single, compound derivative instrument. Also, in connection with the sale of convertible debt and equity instruments, The Company may issue freestanding options or warrants that may, depending on their terms, be accounted for as derivative instrument liabilities, rather than as equity. The Company may also issue options or warrants to non-employees in connection with consulting or other services they provide.

In certain circumstances, the ability to physical or net-share settle the conversion option may not be deemed to be within the control of the company. In such circumstances, the embedded conversion option or freestanding options or warrants are required to be accounted for as a derivative financial instrument liability.

Derivative financial instruments are initially measured at their fair value. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported as charges or credits to income. For option-based derivative financial instruments, we use the Black-Scholes option pricing model to value the derivative instruments.

The discount from the face value of the convertible debt resulting from the allocation of part or all of the proceeds to derivative financial instruments, together with the stated interest on the debt instrument, is amortized over the life of the instrument through periodic charges to income, usually using the effective interest method.

The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed periodically, including at the end of each reporting period. If re-classification is required, the fair value of the derivative instrument, as of the determination date, is re-classified. Any previous charges or

                             PACIFIC FUEL CELL CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2005

credits to income for changes in the fair value of the derivative instrument are not reversed. Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument could be required within 12 months of the balance sheet date.

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

Recent Pronouncements

In March 2006, Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 156, "Accounting for Servicing of
Financial Assets--an amendment of FASB Statement No. 140," with respect to the accounting for separately recognized servicing assets and servicing liabilities. This Statement:

                             PACIFIC FUEL CELL CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2005


     1. Requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in certain situations.

     2. Requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable.

     3. Permits an entity to choose either the amortization method or the fair value measurement method for each class of separately recognized servicing assets and servicing liabilities.

     4. At its initial adoption, permits a one-time reclassification of available-for-sale securities to trading securities by entities with recognized servicing rights, without calling into question the treatment of other available-for-sale securities under SFAS No. 115, provided that the available-for-sale securities are identified in some manner as offsetting the entity's exposure to changes in fair value of servicing assets or servicing liabilities that a servicer elects to subsequently measure at fair value.

     5. Requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position and additional disclosures for all separately recognized servicing assets and servicing liabilities.

Adoption of this Statement is required as of the beginning of the first fiscal year that begins after January 15, 2006. The adoption of this statement is not expected to have a material impact on the Company's financial statements.

In February 2006, the FASB issues SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments--an amendment of FASB Statements No. 133 and 140." This amends SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," and No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." This Statement resolves issues addressed in SFAS No. 133 Implementation Issue No. D1, "Application of Statement 133 to Beneficial Interests in Securitized Financial Assets."

This Statement:

     a. Permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation

     b. Clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133

     c. Establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation

     d.   Clarifies  that   concentrations   of  credit  risk  in  the  form  of
          subordination are not embedded derivatives

                             PACIFIC FUEL CELL CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2005


     e. Amends SFAS No. 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument.

This Statement is effective for all financial instruments acquired or issued after the first fiscal year that begins after January 15, 2006.

The fair value election provided for in paragraph 4(c) of this Statement may also be applied upon adoption of this Statement for hybrid financial instruments that had been bifurcated under paragraph 12 of SFAS No. 133 prior to the adoption of this Statement. Earlier adoption is permitted as of the beginning of our fiscal year, provided we have not yet issued financial statements, including financial statements for any interim period, for that fiscal year. Provisions of this Statement may be applied to instruments that we hold at the date of adoption on an instrument-by-instrument basis.

The Company is currently reviewing the effects of adoption of this statement but it is not expected to have a material impact on its financial statements.

In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections--a replacement of APB Opinion No. 20 and FASB Statement No. 3." This Statement replaces APB Opinion No. 20, "Accounting Changes," and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements," and changes the requirements for the accounting for, and reporting of, a change in accounting principle. This Statement applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed.

SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after January 15, 2005. It will only affect the financial statements of the Company if there is a change any accounting principle. At this time, no such changes are contemplated or anticipated.

In December 2004, the FASB issued SFAS No. 123(R), "Share-Based Payments." SFAS No. 123 (R) requires all entities to recognize compensation expense in an amount equal to the fair value of share-based payments such as stock options granted to employees. SFAS No. 123 (R) is effective for the first reporting period beginning after January 15, 2005. The adoption of FAS 123 (R) did not have a material impact on the financial statements.

Restatement

The Company is in the process of amending the quarterly reports for the quarters ended September 30, 2005, June 30, 2005 and March 31, 2005 to reflect the accounting for

                             PACIFIC FUEL CELL CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2005


the  convertible   debentures  in  connection   with  the  Company's   financing
transactions (see notes 4 and 5).


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

In February 2003 the Company entered into an amendment which extended the term of this agreement through February 29, 2004. On May 4, 2004, this agreement was extended again, through April 30, 2006, so long as the Company continues to make payments. Pursuant to the terms of this agreement, as amended, the Company has agreed to reimburse UCR for all costs and expenses incurred, both direct and indirect, in an amount not to exceed $181,271, pursuant to a budget agreed to by the parties. As a result of the amendment extending this agreement which was executed in April 2004, the Company is required to make additional payments totaling $150,486, including $50,005, which was paid in May 2004, $, $50,229 which was paid in September 2005, with the balance of $50,252 due May 1, 2006. It is not anticipated that the Company will be required to make any additional payments for any future extensions. In order to allow the Company to make the aforesaid payments, the Company borrowed funds from

                                       12

                             PACIFIC FUEL CELL CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2005

Fullerene, which were subsequently have repaid in full. UCR, through its SMART program, provides matching funds for all direct costs applicable to development of the project. The Company has applied for additional matching funds through this SMART program and has obtained a favorable decision and expects a grant of approximately $120,000 to be provided over the next two years. This also provides a multi-year relationship with UCR. All information the Company provides to UCR has been deemed confidential for a period of one (1) year after expiration or termination of the agreement.

For the years ended December 31, 2005, 2004 and the period from inception to December 31, 2005, the Company has charged $122,135, $57,137 and $250,327 respectively, to operations related to this agreement. Prepaid expense at December 31, 2005 includes $5,545, respectively, for research and development services to be provided.

Note 4.  Convertible Debentures

In May 2004, Cellfoods completed a private placement with an accredited investor (as defined under Rule 501, Regulation D, promulgated under the Securities Act of 1933, as amended) to issue up to $1,000,000 in the aggregate principal amount of convertible debentures, pursuant to Rule 504 of Regulation D under the Securities Act of 1933, as amended. Pursuant to the terms of the merger, the Company has assumed the obligations and benefits of Cellfoods, including the obligation under the Debenture agreement.

The debentures were initially issued as two separate debentures in the amount of $997,000 and $3,000, respectively. The $3,000 debenture was converted by the holder immediately after issuance at its stated conversion price of $0.01 per share. A portion of the proceeds received, equal to the fair value of the shares issued on conversion of $111,786, was allocated to this debenture and credited to additional paid-in capital.

The $997,000 debenture bears interest at 1% per annum and matures in five years. The holder may elect to take interest payments in cash or common stock. The debenture is convertible to common stock at any time at the option of the holder at a conversion price equal to the lesser of:

     a)   $0.603 (the lesser of $0.75 and 125% of the average of the closing bid
          prices  during  the  five  trading  days  immediately   preceding  the
          closing), or

     (b) 100% of the average of the five lowest closing bid prices during the 40 trading days preceding the conversion date.

If the company issues or sells common stock or issues options or warrants at a price per share less than the market price of our common stock at the time, the conversion

                             PACIFIC FUEL CELL CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2005

price is reduced, based on a formula. The number of shares to be issued on conversion of both debentures is capped at 2,000,000. However, if that cap is reached, the company can either (a) increase the cap or (b) redeem the unconverted amount of the debentures at 115% plus accrued interest. The Company may also redeem the debentures on 30 days notice at 125% of the outstanding principal, plus accrued interest.

Because the conversion price is not fixed, and imposing the limit of 2,000,000 shares would require the Company to redeem any outstanding debentures at a premium, the Company is required to bifurcate the embedded conversion option and account for it separately as a derivative instrument liability. This conversion option was initially valued at $423,634, using the Black-Scholes option pricing model. In valuing the option, we used an estimate of the volatility of our common stock price of 90%, based on a review of the historical volatility, an expected dividend yield of 0% and a risk-free rate of return of 3.92%, based on constant maturity rates published by the U.S. Federal Reserve, applicable to the remaining life of the debentures.

The bifurcated embedded derivative instrument is marked to market at each reporting date, with any changes in its fair value charged or credited to income (see Note 5). On conversion, a pro rata portion of the bifurcated derivative instrument liability, marked to market as of the conversion date, together with the carrying value of the portion of the debenture being converted, is credited to additional paid-in capital.

The Company received net proceeds of $863,100 after payment of deferred debenture costs of $136,900. These deferred costs were initially being amortized over the five year term of the debentures. On conversion, a pro rata portion of the unamortized costs is deducted from the deemed proceeds of conversion that are credited to additional paid-in capital.

At December 31, 2005, the convertible debentures were fully redeemed or converted to common stock.


Note 5. Derivative Financial Instrument Liabilities

As described in Note 4, the embedded conversion option related to the Company's convertible debentures has been bifurcated and accounted for separately.

The Company uses the Black-Scholes option pricing model to value the embedded conversion option components of any bifurcated embedded derivative instruments that are recorded as derivative liabilities. See Note 4 related to embedded derivative instruments that have been bifurcated from convertible debentures.

In valuing the embedded  conversion option component of the bifurcated  embedded

                             PACIFIC FUEL CELL CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2005

derivative instruments, at the time they were issued and at December 31, 2005, the Company used the market price of our common stock on the date of valuation, an expected dividend yield of 0%, the remaining period to the repayment date of the convertible debentures, an estimate of the volatility of common stock price of 90%, based on a review of the historical volatility, and a risk-free rate of return of 3.92%, based on constant maturity rates published by the U.S. Federal Reserve, applicable to the remaining life of the debentures.

At December 31, 2005, the bifurcated embedded derivative instruments were all paid or converted.


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

                             PACIFIC FUEL CELL CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2005

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

     o Escrowed 30,000,000 shares of common stock for debenture conversion of which 2,957,254 shares were valued at a fair market value of $1,132,486 inclusive of derivative costs for $793,728 of debentures converted.

     o Issued 80,000 shares for legal services valued at their fair market value of $36,800.

     o Received cash of $16,898 and receivables of $36,298 in Cellfoods acquisition

     o    Services with a value of $6,000 were contributed to capital.

During the year ended December 31, 2005, the following equity transaction occurred.

     o Stock option was exercised for 100,000 shares of common stock for the option price of $5,000. The difference between the fair market value of $25,000 and the option price is deemed to be stock compensation expense for research and development costs.

                             PACIFIC FUEL CELL CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2005

     o    Services with a value of $6,000 were contributed to capital.

     o Issued 50,000 shares to Websoft LLC for services at market value, or $21,500.

     o    Debenture conversion of $160,834.


Note 7.  INCOME TAXES

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

The types of temporary differences between the tax basis of assets and their financial reporting amounts that give rise to a significant portion of the deferred tax asset are as follows:

                                               Reconciling          Tax
                                                   Item            Effect
                                               -----------        --------
Net operating loss carry forward                $705,000          $240,000
                                                ========          ========

The net operating loss carry forward will expire through 2025 and may be limited due to a significant change in ownership during 2001. The deferred tax asset has been fully reserved at December 31, 2005.

The change in the valuation allowance for the deferred tax asset during the year ended December 31, 2005 was $34,000.


Note 8.  RELATED PARTY TRANSACTIONS

During the period from May 5, 1998 (inception) to December 31, 1998, business associates of the then sole officer and director of the Company ("sole officer"), advanced the Company $15,000. The funds were used to pay for management fees, a legal retainer and to reduce the other payable to a related party. These advances were repaid through the issuance of 2,250,000 shares.

During the period from May 5, 1998 (inception) to December 31, 2001 shareholders of the Company loaned the Company an aggregate of $225,462. During the year ended December 31, 2000, the Company converted these advances into promissory notes,

                             PACIFIC FUEL CELL CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2005

bearing interest at 9% and due on June 30, 2001. The face value of the promissory notes includes accrued interest of $12,684. During 2001 $101,050 was converted into common stock and $179,610 was contributed to capital.

During the year ended December 31, 2003, the Company had $3,652, of for travel and administrative expenses paid by an officer and director on behalf of the Company. The $3,652 was paid to the officer and director during the year ended December 31, 2004.

During the year ended December 31, 2005, the Company has paid Fullerene USA $6,000 per quarter for financial management expenses.

We share office space pursuant to a verbal, month-to-month sublease with Belltec Industries, a company owned by George Suzuki, our President and a director. Our monthly rent is $600.

Note 9. GOING CONCERN

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company reported net losses of $521,064 and $587,367 for the years ended December 31, 2005 and 2004 respectively, as well as reporting net losses of $2,477,268 from inception (December 24, 1997) to December 31, 2005. Additional capital and/or borrowings will be necessary in order for the Company to continue in existence until attaining and sustaining profitable operations.

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

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

     Our directors and officers as of the date of this Report are as follows:

           Name                 Age                  Position
           ----                 ---                  --------

      George Suzuki              62         President, Director

      Ken K. Inouye              62         Secretary, Treasurer, Director

      Dr. Yushan Yan             41         Director

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

     Dr. Yushan Yan, was appointed as a director of our Company in November 2004. In addition to his positions with us, since July 1998, Dr. Yan has been a Professor at the University of California, Riverside. He received a Bachelor of Science degree in Chemical Physics in 1988 from the University of Science and Technology of China. He also received a Masters degree in Chemical Engineering in 1995 from the California Institute of Technology and a Ph.D in Chemical Engineering in 1997, also from the California Institute of Technology. Dr. Yan is considered a leading authority on proton conductive membranes and nanostructured electrodes. Dr. Yan devotes a minimum of 10 hours per month to our business activities.

Meetings of the Board of Directors
and Committees of the Board of Directors

     Our operations are managed under the supervision of our Board of Directors, which has the ultimate responsibility for the establishment and implementation of our general operating philosophy, objectives, goals and policies.

     During fiscal 2005, our Board of Directors did not have any formal meetings, but did take action in four (4) instances by unanimous consent. However, our directors, who are also our officers, work together on a daily basis.

     During fiscal 2005, the Board of Directors had no committees. Management intends to establish both an Audit Committee and Compensation Committee once we begin to generate significant revenues in the future.

ITEM 9B.  COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

     Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers, directors and person who own more than 10% of the Company's Common Stock to file reports of ownership and changes in ownership with the Securities and Exchange Commission. All of the aforesaid persons are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file. During our fiscal year ended December 31, 2005, there were no changes in the holdings of any of our officers and directors, or our principal shareholders. Therefore, no reports were required to be filed.

ITEM 10.  EXECUTIVE COMPENSATION.

Remuneration

     The following table reflects all forms of compensation for services to us for the years ended December 31, 2005, 2004 and 2003, of our chief executive officer, as well as those persons who received in excess of $100,000 in annual compensation from us during the aforesaid time.

                           SUMMARY COMPENSATION TABLE

                                                  Long Term Compensation
                                             ---------------------------------
                       Annual Compensation            Awards           Payouts
                      ---------------------  ------------------------  -------
                                     Other
                                     Annual  Restricted   Securities            All Other
   Name and                          Compen-   Stock      Underlying    LTIP     Compen-
  Principal           Salary  Bonus  sation   Award(s)   Options/SARS  Payouts   sation
  Position      Year   ($)     ($)     ($)      ($)           (#)        ($)       ($)
--------------  ----  ------  -----  ------  ----------  ------------  -------  ---------
George Suzuki,  2003  $    0  $   0  $    0  $        0        0       $     0  $       0
Chairman,       2004  $    0  $   0  $    0  $        0        0       $     0  $       0
President       2005  $    0  $   0  $    0  $        0        0       $     0  $       0


     We have adopted a policy whereby we reimburse officers and directors for out of pocket expenses incurred by each of them in the performance of their relevant duties. We reimbursed our President, George Suzuki the aggregate amount of $1,219 for out of pocket expenses incurred during our fiscal year ended December 31, 2005. We did not reimburse any other officer or director for any such expenses during the fiscal year ended December 31, 2005.

     On August 1, 2003, we entered into a consulting agreement, as amended, whereby Dr. Xin Wang acted as our Vice President and Director of Research and Development. The term of the original agreement was through August 31, 2004, and provided for annual compensation of $30,000. Additionally, we issued to Dr. Wang a two-year option to purchase up to 100,000 shares of our Common Stock at an exercise price of $.05 per share. Further, if during the term of the agreement we construct a successful fuel cell prototype, Dr. Wang was to have received a second option to purchase up to 100,000 shares of our Common Stock at an exercise price of

$.05 per share, as well as a bonus equal to 5% of any additional funds (up to $1 million) which we raise after development of the successful fuel cell prototype. Relevant thereto, we paid Dr. Wang the sums of $7,542 and $ 12,712 during 2004 and 2005, respectively. Dr. Wang was not engaged in any fund raising activities on our behalf. He resigned his positions with our Company in April 2005 and as a result, the additional option to purchase 100,000 shares described above, terminated.

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

                                                                    Percent
        Name and Address of              Amount and Nature of          of
          Beneficial Owner               Beneficial Ownership        Class
          ----------------               --------------------        -----

    Fullerene USA, Inc.                      29,100,000(1)           43.6%
    1721 Garvey Ave., #A
    Alhambra, CA 91803

    Stephen G. Godwin                         6,000,000(1)            9.0%
    11854 Darlington Ave., #304
    Los Angeles, CA 90049

    All Directors and Executive              29,100,000(1)           43.9%
    Officers as a Group (3 persons)

-----------------------

(1) Messrs. Suzuki and Inouye, two of our officers and each of whom is a director, each own 40.2% of Fullerene's issued and outstanding common stock. Further, in addition to the 6 million shares owned by Mr. Godwin referenced above, he owns approximately 19.4% interest in Fullerene USA, Inc.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     During the year ended December 31, 2003, $3,652 of travel and administrative expenses was paid by an officer and director on our behalf. This balance was repaid to the officer and director during the year ended December 31, 2004.

     During the year ended December 31, 2005, we paid Fullerene USA, Inc. our majority stockholder, $6,000 per quarter for financial management expenses. Messrs. Suzuki and Inouye, two of our officers and each of who is a director, each own 40.2% of Fullerene's issued and outstanding common stock.

     At December 31, 2003, we had outstanding loans in the principal amounts of $60,000 and $10,000 due to Fullerene, USA, Inc., our majority stockholder. In regard to the $60,000 loan, we originally received an unsecured, non-interest bearing loan for $60,000 that was due September 14, 2002. On December 5, 2002, this note was cancelled with the consent of Fullerene and replaced with a note extending the due date to August 14, 2004. Both of these notes were paid in full during our fiscal year ended December 31, 2004.

     In addition, we operate our business from offices at 131 N. Tustin Ave., Suite 100, Tustin, CA 92780. We share this space pursuant to a verbal, month-to-month sublease with Belltec Industries, a company owned by George Suzuki, our President and a director. Our monthly rent is $600. This space consists of 700 square feet of executive office space. See "Part I, Item 2, Description of Property."

     As of December 31, 2004, we owed one of our officers and directors $3,652 for travel and administrative expenses paid by this person on our behalf. Subsequently, all balances due were paid.

     Except as stated above or as stated elsewhere, no member of management, executive officer or security holder had any direct or indirect interest in any other transaction with us.

                                     PART IV

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits. The following exhibits are attached to this Report:

Exhibit No.   Description
-----------   -----------

   10.3       Agreement between the Company and Bourns, Inc.

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

    2.1*      Corporate Charter
    2.2*      Articles of Incorporation
    2.3*      Amendment of Articles of Incorporation
    2.4*      Bylaws
    2.5**     Amendment to Articles of Incorporation
   10.1**     Agreement between the Company and Fullerene, USA, Inc.
   10.2***    Lease Agreement - Riverside laboratory
---------------------

* Filed with the Securities and Exchange Commission in the Exhibits to Form 10-SB filed on November 10, 1999, and are incorporated by reference herein.

** Filed with the Securities and Exchange Commission in the Exhibits to Form 8-K filed on September 6, 2001, and are incorporated by reference herein.

*** Filed with the Securities and Exchange Commission in the Exhibits to Form 10-KSB filed on April 8, 2005, and is incorporated by reference herein.

(b) Reports on Form 8-K.

     In the last fiscal quarter of the fiscal year ended December 31, 2005, we did not file any reports on Form 8-K.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

     Our board of directors reviews and approves audit and permissible non-audit services performed by its independent accountants, as well as the fees charged for such services. In our review of non-audit service fees and its appointment of Stark Winter Schenkein & Co., LLP as our independent accountants, our board of directors considered whether the provision of such services is compatible with maintaining independence. All of the services provided and fees charged by Stark Winter Schenkein & Co., LLP, in fiscal years ended December 31, 2005, were approved by our board of directors.

Audit Fees

     The aggregate fees billed by Stark Winter Schenkein & Co., LLP for professional services for the audit of our annual financial statements and the reviews of the financial statements included in our quarterly reports on Form 10-QSB for 2005 and 2004, were $22,000 and $24,013, respectively, net of expenses.

Audit-Related Fees

     There were no other fees billed by during the last two fiscal years for assurance and related services that were reasonably related to the performance of the audit or review of our financial statements and not reported under "Audit Fees" above.

Tax Fees

     The aggregate fees billed during the last two fiscal years for professional services rendered for tax compliance for fiscal years ended December 31, 2005 and 2004 were $2,900 and $1,500, respectively.

All Other Fees

     There were no other fees billed by Stark Winter Schenkein & Co., LLP during the last two fiscal years for products and services provided.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 18, 2006.

                                        PACIFIC FUEL CELL CORP.
                                        (Registrant)


                                        By: s/George Suzuki
                                           -------------------------------------
                                           George Suzuki, President


     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on April 18, 2006.


s/ George Suzuki
-----------------------------------
George Suzuki, Director


s/ Ken Inouye
-----------------------------------
Ken K. Inouye, Director


-----------------------------------
Dr. Yushan Yan, Director