Form 10QSB
period 2006-03-31
PACIFIC FUEL CELL CORP
filed 2006-05-15
CIK 1098578

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                             Quarterly Report Under
                       the Securities Exchange Act of 1934

                        For Quarter Ended: March 31, 2006

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
-----     -----

The number of shares of the registrant's only class of common stock issued and outstanding as of May 15, 2006, was 66,677,538 shares.

Indicate by check mark whether the  registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act)      Yes   X    No
                                ----     -----

                                     PART I

ITEM 1.  FINANCIAL STATEMENTS.

                             PACIFIC FUEL CELL CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                           CONSOLIDATED BALANCE SHEET
                                 MARCH 31, 2006
                                   (UNAUDITED)

                                     ASSETS

CURRENT ASSETS
  Cash                                                           $   109,449
  Prepaid expenses                                                     9,362
                                                                 -----------
                      Total current assets                           118,811
                                                                 -----------

 Property and equipment, net                                          41,537
                                                                 -----------

Other Assets
  Rent security deposit                                                3,059
  Deposit on equipment                                               101,239
                                                                 -----------
                                                                     104,298
                                                                 -----------

                                                                 $   264,646
                                                                 ===========


                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                                               $    17,253
                                                                 -----------
                      Total current liabilities                       17,253
                                                                 -----------


STOCKHOLDERS' EQUITY
  Preferred stock, $0.01 par value,
     1,000,000 shares authorized, none outstanding                        --
  Common stock, $0.001 par value, 200,000,000
    shares authorized, 66,677,538 shares issued and oustanding        66,677
  Additional paid in capital                                       2,702,036
  (Deficit) accumulated during the development stage              (2,521,320)
                                                                 -----------
                                                                     247,393
                                                                 -----------

                                                                 $   264,646
                                                                 ===========

    The accompanying notes are an integral part of the financial statements.

                             PACIFIC FUEL CELL CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                                  FOR THE PERIOD
                                                        THREE MONTHS ENDED         MAY 5, 1998
                                                     MARCH 31         MARCH 31    (INCEPTION) TO
                                                       2006            2005       MARCH 31, 2006
                                                   ------------    ------------    ------------
REVENUE
  Sales                                            $         --    $     17,259    $     71,988
  Grants                                                     --              --          99,901
                                                   ------------    ------------    ------------

                                                             --          17,259         171,889
                                                   ------------    ------------    ------------
COSTS AND EXPENSES
  Cost of goods sold                                        456          24,814          82,743
  General and administrative                             35,185          23,156       1,009,936
  Research and development                                8,377          25,488         258,704
  Stock compensation                                         --          20,000         312,800
  Amortization                                               --              93          12,064
  Change in value of derivative instruments, net             --         (13,159)        460,498
  Loss on extinguishment of debentures                       --              --          16,706
  Loss on asset impairment                                   --              --         510,667
  Loss on disposal of property and equipment                 --              --           3,391
                                                   ------------    ------------    ------------
                                                         44,018          80,392       2,667,509
                                                   ------------    ------------    ------------

OPERATING (LOSS)                                        (44,018)        (63,133)     (2,495,620)
                                                   ------------    ------------    ------------
OTHER INCOME (EXPENSE)
  Interest income                                           199             966           6,709
  Interest expense                                         (232)         (4,410)        (66,566)
  Foreign currency transaction gain (loss)                   --              --            (168)
  Other                                                      --              --          (1,175)
                                                   ------------    ------------    ------------

                                                            (33)         (3,444)        (61,200)
                                                   ------------    ------------    ------------

NET (LOSS) BEFORE EXTRAORDINARY ITEM                    (44,051)        (66,577)     (2,556,820)

EXTRAORDINARY ITEM, Gain on forgiveness
   of debt, net of income taxes of $12,070                   --              --          23,430
                                                   ------------    ------------    ------------

NET (LOSS) BEFORE INCOME TAX EXPENSE (BENEFIT)          (44,051)        (66,577)     (2,533,390)

INCOME TAX EXPENSE (BENEFIT)                                 --              --         (12,070)
                                                   ------------    ------------    ------------

NET (LOSS)                                         $    (44,051)   $    (66,577)   $ (2,521,320)
                                                   ============    ============    ============

PER SHARE INFORMATION:

WEIGHTED AVERAGE SHARES OUTSTANDING -
        BASIC AND DILUTED                            66,677,538      66,528,381      44,009,731
                                                   ============    ============    ============

NET (LOSS) PER COMMON SHARE (BASIC & DILUTED)
         (Loss) from operations                    $      (0.00)   $      (0.00)   $      (0.04)
         Extraordinary item                        $      (0.00)   $      (0.00)   $      (0.00)
                                                   ------------    ------------    ------------
                                                   $      (0.00)   $      (0.00)   $      (0.04)
                                                   ============    ============    ============

    The accompanying notes are an integral part of the financial statements.

                             PACIFIC FUEL CELL CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                            FOR THE PERIOD
                                                                    THREE MONTHS ENDED        MAY 5, 1998
                                                                  MARCH 31      MARCH 31    (INCEPTION) TO
                                                                    2006          2005       MARCH 31, 2006
                                                                -----------    -----------    -----------
OPERATING ACTIVITIES
                    Net cash (used in) operating activities     $   (56,681)   $   (60,195)   $  (869,282)
                                                                -----------    -----------    -----------

INVESTING ACTIVITIES
  Purchase of fixed assets                                               --         (5,558)       (59,599)
  Cash received in purchase of Cellfoods                                 --             --         16,898
  Deposit on equipment                                                   --             --       (101,239)
  Investment in mineral claims                                           --             --         (5,000)
                                                                -----------    -----------    -----------
                    Net cash (used in) investing activities              --         (5,558)      (148,940)
                                                                -----------    -----------    -----------

FINANCING ACTIVITIES
  Proceeds from loan payable - related parties                           --             --        285,462
  Payments on loans payable - shareholders                               --             --        (11,083)
  Deferred debenture costs                                               --             --       (136,000)
  Convertible redeemable debentures                                      --             --        776,855
  Payments on loan payable - related parties                             --             --        (60,000)
  Proceeds from stock sales, net of issuance costs                       --          5,000        272,437
                                                                -----------    -----------    -----------
                    Net cash provided by financing activities            --          5,000      1,127,671
                                                                -----------    -----------    -----------

                        Net increase (decrease) in cash             (56,681)       (60,753)       109,449

CASH AT BEGINNING OF PERIOD                                         166,130        645,535             --
                                                                -----------    -----------    -----------
CASH AT END OF PERIOD                                           $   109,449    $   584,782    $   109,449
                                                                ===========    ===========    ===========


    The accompanying notes are an integral part of the financial statements.

                             PACIFIC FUEL CELL CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2006
                                   (UNAUDITED)

Note 1.  Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. They do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation, have been included in the accompanying unaudited financial statements. Operating results for the periods presented are not necessarily indicative of the results that may be expected for the full year. For further information, refer to the financial statements and notes therto, included in the Company's Form 10-KSB as of December 31, 2005, and for the years ended December 31, 2005 and 2004.


Note 2.  Going Concern

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern. The Company has incurred losses since inception of $2,521,320 and is reliant on raising capital to initiate its business plan, and has no revenue generating operations. The Company is exploring options to expand operations and raise additional funds through equity and debt financing, however, the Company has no commitment from any party to provide additional capital and there is no assurance that such funding will be available when needed, or if available, that its terms will be favorable or acceptable to the Company.

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


Note 4.  Research and Development

On August 21, 2002 the Company entered into a one-year agreement with the University of California (the "University") to develop a commercially viable fuel cell. Under this agreement, the Company advanced the University $131,266. The Company and the University entered into an agreement to extend the completion date to February 29, 2004. On May 4, 2004, the agreement was further extended through April 30, 2007. Pursuant to this extension, the Company had made an initial payment of $50,005 and will be required to make additional payments in the aggregate amount of $100,481. A payment of $50,229 was due on or before May 1, 2005 but the invoice has not yet issued from the University. $37,496 was paid against the invoice issued by the University for the part of DOE STTR grant research project. A final payment of $50,252 was originally due on May 1, 2006, but an invoice has not been received from the University. Research and development costs for the three months ended March 31, 2006 of $8,377 were charged to operations.

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

Note 6.  Common Stock

In May 2004, the Company caused 30,000,000 shares of its unrestricted common stock to be issued in connection with the issuance of the debentures discussed above in Note 5. The shares were held in escrow and 26,992,462 shares were returned to the Company's treasury in February 2006 after paying off the debentures. Current number of common stock issued is 66,677,538 shares as of March 31, 2006.

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

Results of Operations

     Comparison of Results of Operations for the three-month periods ended March 31, 2006 and 2005

     During the three month period ended March 31, 2006, we did not generated any revenues, compared to $17,259 in revenues generated during the three month period ended March 31, 2005, all of which were generated by operations of our wholly owned subsidiary, Cellfoods Corporation ("Cellfoods").

     During the three month period ended March 31, 2006, we incurred costs and expenses totaling $44,018, including $8,377 in research and development costs and $35,186 in general and administrative expense. During the three month period ended March 31, 2005, we incurred costs and expenses of $80,392, including
$25,488 in research and development costs, $24,814 in costs of goods sold (incurred by Cellfoods) and $23,156 in general and administrative expense. We also incurred a charge of $20,000 relevant to the fair market value of stock options, which we previously had issued to a consultant that was exercised during this period. The increase in general and administrative expense during the three month period ended March 31, 2006, compared to the similar period in 2005, arose as a result of higher accounting cost relating to the accounting treatment relating to the conversion of Debentures previously outstanding, our retaining an additional consultant relating to research and development activities and additional office related costs relating to our main office in Tustin. The decrease in research and development costs resulted from reduced equipment costs.

     As a result, we incurred a net loss of ($44,051) during the three month period ended March 31, 2006, compared to a net loss of ($66,577) for the similar period ended March 31, 2005. Because we did not generate revenues during the three month period ended March 31, 2006, following is our Plan of Operation.

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

     On August 21, 2002, we entered into a one-year agreement with the University of California (the "University") to develop a commercially viable fuel cell. Under this agreement, we advanced the University $131,266. This agreement was subsequently extended through February 29, 2004. On May 4, 2004, the agreement was further extended through April 30, 2007. Pursuant to this extension, we made an initial payment of $50,005 and a subsequent payment of $37,496. A final payment of $50,252 was originally due on May 1, 2006, but an invoice has not been received from the University. Upon receipt of the same, we intend to make the final payment due under the Agreement, as amended.

     Research and development costs for the three months ended March 31, 2006 of $8,377 were charged to operations.

     As a result of the relationship with the University, on November 10, 2003, we announced that a research team headed by Professor Yushan Yan of the University had successfully developed a fuel cell using carbon nanotube-based electrodes. As a result of our research and development activities with the University, we expect that the use of multi-walled carbon nanotubes as a platinum support for proton exchange membrane fuel cells will reduce the manufacturing cost of fuel cells through a decreased use of platinum. Current technology uses platinum, a precious metal, as the catalyst for hydrogen to separate into a proton and electron. Since platinum is a high cost metal in very limited production, it is cost prohibitive, preventing fuel cells from being economically viable even at high volume production. Our proposed method of producing fuel cells is expected to minimize or eliminate the use of platinum. We expect to produce low cost fuel cells at high volume production levels.

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

Liquidity and Capital Resources

     At March 31, 2006, we had $109,449 in cash. We had $17,253 in accounts payable.

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

Inflation

     Although our operations are influenced by general economic conditions, we do not believe that inflation had a material affect on our results of operations during the three month period ended March 31, 2006.

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

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS - None

ITEM 2.  CHANGES IN SECURITIES.   We did not  issue any of our securities during
the three-month period ended March 31, 2006.

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

          31.1 Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

          31.2 Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

         32.1 Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         32.2 Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         (b) Reports on Form 8-K.

         We did not file any reports on Form 8-K during the three month period ended March 31, 2006.

                                   SIGNATURES


     Pursuant to the requirements of Section 12 of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         PACIFIC FUEL CELL CORP.
                                         (Registrant)

                                         Dated: May 15, 2006



                                         By:  s/ Ken Inouye
                                            ------------------------------------
                                            Ken Inouye, Secretary & Treasurer