Form 10QSB/A
period 2006-03-31
PACIFIC FUEL CELL CORP
filed 2006-06-01
CIK 1098578

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                 FORM 10-QSB/A 1


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


The number of shares of the registrant's only class of common stock issued and outstanding as of May 31, 2006, was 66,677,538 shares.


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

                                   SIGNATURES



     Pursuant to the requirements of Section 12 of the Securities and Exchange Act of 1934, the Registrant has duly caused this amnded report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                         PACIFIC FUEL CELL CORP.
                                         (Registrant)


                                         Dated: May 31, 2006




                                         By:  s/ Ken Inouye
                                            ------------------------------------
                                            Ken Inouye, Secretary & Treasurer