Form 10QSB
period 2006-06-30
PACIFIC FUEL CELL CORP
filed 2006-08-15
CIK 1098578

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                             Quarterly Report Under
                       the Securities Exchange Act of 1934

                        For Quarter Ended: June 30, 2006

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

                                      92780
                                   (Zip Code)
                                   ----------

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

The number of shares of the registrant's only class of common stock issued and outstanding as of August 11, 2006, was 69,095,396 shares.

Indicate by check mark whether the  registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act)      Yes   X   No
                                ----     -----

                                     PART I

ITEM 1.  FINANCIAL STATEMENTS.

                             PACIFIC FUEL CELL CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                           CONSOLIDATED BALANCE SHEET
                                  JUNE 30, 2006
                                   (UNAUDITED)

                                     ASSETS

CURRENT ASSETS
  Cash                                                            $    62,179
  Prepaid expenses                                                      8,090
                                                                  -----------
                      Total current assets                             70,269
                                                                  -----------
 Property and equipment, net                                           38,806
                                                                  -----------
Other Assets
  Rent security deposit                                                 3,059
  Deposit on equipment                                                101,239
                                                                  -----------
                                                                      104,298
                                                                  -----------

                                                                  $   213,373
                                                                  ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                                                $   119,363
                                                                  -----------
                      Total current liabilities                       119,363
                                                                  -----------
STOCKHOLDERS' EQUITY
  Preferred stock, $0.01 par value,
     1,000,000 shares authorized, none outstanding                         --
                                                                  -----------
  Common stock, $0.001 par value, 200,000,000
    shares authorized, 66,677,538 shares issued and oustanding         66,677
  Additional paid in capital                                        2,703,536
  (Deficit) accumulated during the development stage               (2,676,203)
                                                                  -----------
                                                                       94,010
                                                                  -----------

                                                                  $   213,373
                                                                  ===========

    The accompanying notes are an integral part of the financial statements.

                             PACIFIC FUEL CELL CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                                                                  FOR THE PERIOD
                                                        THREE MONTHS ENDED                SIX MONTHS ENDED          MAY 5, 1998
                                                      JUNE 30          JUNE 30        JUNE 30         JUNE 30     (INCEPTION) TO
                                                       2006             2005           2006            2005        JUNE 30, 2006
                                                   ------------    ------------    ------------    ------------    ------------
REVENUE
  Sales                                            $         --    $     34,006    $         --    $     51,265    $     71,988
  Grants                                                     --              --              --              --          99,901
                                                   ------------    ------------    ------------    ------------    ------------
                                                             --          34,006              --          51,265         171,889
                                                   ------------    ------------    ------------    ------------    ------------
COSTS AND EXPENSES
  Cost of goods sold                                         25          34,650             481          59,464          82,768
  General and administrative                             57,653          54,022          92,838          84,014       1,067,588
  Research and development                               97,305          59,780         105,682          85,268         356,009
  Stock compensation                                         --              --              --          20,000         312,800
  Amortization                                               --              --              --              --          12,064
  Change in value of derivative instruments, net             --              --              --              --         460,498
  Loss on extinguishment of debentures                       --              --              --              --          16,706
  Loss on asset impairment                                   --              --              --              --         510,667
  Loss on disposal of property and equipment                 --              --              --              --           3,391
                                                   ------------    ------------    ------------    ------------    ------------
                                                        154,983         148,452         199,001         248,746       2,822,491
                                                   ------------    ------------    ------------    ------------    ------------
OPERATING (LOSS)                                       (154,983)       (114,446)       (199,001)       (197,481)     (2,650,602)
                                                   ------------    ------------    ------------    ------------    ------------
OTHER INCOME (EXPENSE)
  Interest income                                            99             978             298           1,944           6,808
  Interest expense                                           --            (477)           (232)           (952)        (66,566)
  Foreign currency transaction gain (loss)                   --              --              --              --            (168)
  Other                                                      --              --              --              --          (1,175)
                                                   ------------    ------------    ------------    ------------    ------------
                                                             99             501              66             992         (61,101)
                                                   ------------    ------------    ------------    ------------    ------------
NET (LOSS) BEFORE EXTRAORDINARY ITEM                   (154,884)       (113,945)       (198,935)       (196,489)     (2,711,703)

EXTRAORDINARY ITEM, Gain on forgiveness
   of debt, net of income taxes of $12,070                   --              --              --              --          23,430
                                                   ------------    ------------    ------------    ------------    ------------

NET (LOSS) BEFORE INCOME TAX EXPENSE (BENEFIT)         (154,884)       (113,945)       (198,935)       (196,489)     (2,688,273)

INCOME TAX EXPENSE (BENEFIT)                                 --              --              --              --         (12,070)
                                                   ------------    ------------    ------------    ------------    ------------

NET (LOSS)                                         $   (154,884)   $   (113,945)   $   (198,935)   $   (196,489)   $ (2,676,203)
                                                   ============    ============    ============    ============    ============
PER SHARE INFORMATION:

WEIGHTED AVERAGE SHARES OUTSTANDING -
        BASIC AND DILUTED                            66,677,538      66,627,538      66,677,538      66,578,510      44,702,399
                                                   ============    ============    ============    ============    ============
NET (LOSS) PER COMMON SHARE (BASIC & DILUTED)
         (Loss) from operations                    $      (0.00)   $      (0.00)   $      (0.00)   $      (0.00)   $      (0.04)
         Extraordinary item                        $      (0.00)   $      (0.00)   $      (0.00)   $      (0.00)   $      (0.00)
                                                   ------------    ------------    ------------    ------------    ------------
                                                   $      (0.00)   $      (0.00)   $      (0.00)   $      (0.00)   $      (0.04)
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

                             PACIFIC FUEL CELL CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                              FOR THE PERIOD
                                                        THREE MONTHS ENDED      MAY 5, 1998
                                                       JUNE 30      JUNE 30   (INCEPTION) TO
                                                        2006          2005     JUNE 30, 2006
                                                     ----------    ----------    ----------
OPERATING ACTIVITIES
        Net cash (used in) operating activities      $ (103,951)   $  (91,320)   $ (916,552)
                                                     ----------    ----------    ----------
INVESTING ACTIVITIES
  Purchase of fixed assets                                   --        (9,797)      (59,599)
  Cash received in purchase of Cellfoods                     --            --        16,898
  Deposit on equipment                                       --            --      (101,239)
  Investment in mineral claims                               --            --        (5,000)
                                                     ----------    ----------    ----------
         Net cash (used in) investing activities             --        (9,797)     (148,940)
                                                     ----------    ----------    ----------
FINANCING ACTIVITIES
  Proceeds from loan payable - related parties               --            --       285,462
  Payments on loans payable - shareholders                   --            --       (11,083)
  Deferred debenture costs                                   --            --      (136,000)
  Convertible redeemable debentures                          --            --       776,855
  Payments on loan payable - related parties                 --            --       (60,000)
  Proceeds from stock sales, net of issuance costs           --         5,000       272,437
                                                     ----------    ----------    ----------
         Net cash provided by financing activities           --         5,000     1,127,671
                                                     ----------    ----------    ----------
         Net increase (decrease) in cash               (103,951)      (96,117)       62,179

CASH AT BEGINNING OF PERIOD                             166,130       645,535            --
                                                     ----------    ----------    ----------
CASH AT END OF PERIOD                                $   62,179    $  549,417    $   62,179
                                                     ==========    ==========    ==========

    The accompanying notes are an integral part of the financial statements.

                             PACIFIC FUEL CELL CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2006
                                   (UNAUDITED)

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


Note 2.  Going Concern

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern. The Company has incurred losses since inception of $2,676,203 and is reliant on raising capital to initiate its business plan, and has no revenue generating operations. The Company is exploring options to expand operations and raise additional funds through equity and debt financing, however, the Company has no commitment from any party to provide additional capital and there is no assurance that such funding will be available when needed, or if available, that its terms will be favorable or acceptable to the Company.

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

Note 4.  Research and Development

On August 21, 2002 the Company entered into a one-year agreement with the University of California (the "University") to develop a commercially viable fuel cell. Under this agreement, the Company advanced the University $131,266. The Company and the University entered into an agreement to extend the completion date to February 29, 2004. On May 4, 2004, the agreement was further extended through April 30, 2007. Pursuant to this extension, the Company had made payments of $50,005 and $37,496, and will be required to make additional payments in the aggregate amount of $135,876. A payable to the University has been recorded for $85,624. A final payment of $50,252 for the period of May 1, 2006 to April 30, 2007 will be due in the coming months. Research and development costs for the six months ended June 30, 2006 of $105,682 were charged to operations.

Note 5.  Cellfoods Corporation

Effective May 14, 2004, the Company, Cellfoods Corporation ("Cellfoods") and a wholly-owned subsidiary of the Company, PFCE Acquisition Corp. ("Sub") consummated an Agreement and Plan of Merger, whereby Sub was merged with and into Cellfoods. All of the Cellfoods' issued and outstanding common shares were exchanged for 6,100 shares of the Company's $.001 par value common stock, at a conversion ratio of .01 to 1, as a tax-free reorganization pursuant to Section 365(a) of the Internal Revenue Code. The shares were issued at their fair market value of $2,562, which has been charged to operations as purchased research and development during 2004. Cellfoods has had minimal activity to date. On May 25, 2005 the Company's Board of Directors approved the spin-off of Cellfoods and the applicable registration statement has been placed on hold as of the date of this filing.

Note 6.  Common Stock

In May 2004, the Company caused 30,000,000 shares of its unrestricted common stock to be issued in connection with the issuance of the debentures discussed above in Note 5. The shares were held in escrow and 26,992,462 shares were returned to the Company's treasury in February 2006 after paying off the debentures. Current number of common stock issued is 66,677,538 shares as of June 30, 2006.

Note 7.  Subsequent Events

On August 4, 2006, the Company closed a private offering of restricted shares of its common stock. The Company received proceeds of $338,500 from the sale of 2,417,858 shares at $0.14 per share. The Company issued these shares of common stock without registration under the Securities Act of 1933. Although the Company believes that the sales did not involve a public offering of its securities and that the Company did comply with the "safe harbor" exemptions from registration, if such exemptions were found not to apply, this could have a material impact on the Company's financial position and results of operations.

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

RESULTS OF OPERATIONS

     Comparison of Results of Operations for the six-month periods ended June 30, 2006 and 2005

     During the six month period ended June 30, 2006, we did not generated any revenues, compared to revenues of $51,265 generated during the six month period ended June 30, 2005, all of which were generated by operations of our wholly owned subsidiary, Cellfoods Corporation ("Cellfoods").

     During the six month period ended June 30, 2006, we incurred costs and expenses totaling $199,001, including $105,682 in research and development costs and $92,838 in general and administrative expense. During the six month period ended June 30, 2005, our costs and expenses were relatively consistent with the expenses incurred in the six month period ended June 30, 2006, as we incurred costs and expenses of $248,746, including $85,268 in research and development costs and $84,014 in general and administrative expense, except for a charge of $20,000 relevant to the fair market value of stock options that we previously had issued to a consultant that was exercised during this period. The increase of $20,414 in research and development costs during the six-month period ended June 30, 2006, were attributable to increased activities with UCR.

     As a result, we incurred a net loss of ($198,935) during the six month period ended June 30, 2006, compared to a net loss of ($196,489) for the similar period ended June 30, 2005. Because we did not generate revenues during the six month period ended June 30, 2006, following is our Plan of Operation.

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

     On August 21, 2002, we entered into a one-year agreement with the University of California (the "University") to develop a commercially viable fuel cell. Under this agreement, we advanced the University $131,266. This agreement was subsequently extended through February 29, 2004. On May 4, 2004, the agreement was further extended through April 30, 2007. Pursuant to this extension, we made an initial payment of $50,005 and a subsequent payment of $37,496. A final payment of $50,252 was originally due on May 1, 2006 pursuant to the terms of the agreement, but the agreement also provided for the University to provide us with a proper invoice, that we have not yet received. Upon receipt of the same, we intend to make the adjusted payments due under the Agreement, as amended.

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

     On August 24th to August 26th, we will be participating in the EMTEC Fuel Cell Group's 2nd MEA Manufacturing Symposium as a sponsor.

     We are also involved in discussions regarding possible joint ventures with other organizations, which as of the date of this report have not been successfully concluded and no assurances can be provided that we will successfully conclude such transactions.

LIQUIDITY AND CAPITAL RESOURCES

     At June 30, 2006, we had $62,179 in cash. We had $119,363 in accounts payable.

     In July 2004, we received notice that we had been selected by the United States Department of Energy for a Phase I STTR (Small Business Technology Transfer) grant. The initial grant in the amount of $100,000 was awarded, of which $99,901 was received in December 2004. We intend to apply for additional grant money from the United States government, as well as other potential sources, in the future. There are no assurances that our applications will be approved. Applications have been submitted where we would be a subcontractor to various entities such as UCR and Los Alamos National Laboratories. We expect to know the results of these applications by October 2006.

     As a result of our obtaining additional equity capital more fully described in "Subsequent Events," below, we believe that we currently have sufficient funds available for us to continue to implement our business plan for the next 12 months. However, we estimate that we will require an additional $2.5 million in additional debt or equity capital to fully implement our business plan in the future and there are no assurances that we will be able to raise this capital when needed. However, while there are no definitive agreements in place as of the date of this Report, we are currently engaged in various discussions with interested parties to provide these funds or otherwise enter into a strategic alliance to provide such funding. The inability to obtain sufficient funds from external sources when needed will have a material adverse affect on our results of operations and financial condition.

SUBSEQUENT EVENT

     On August 4, 2006, we closed a private offering of restricted shares of our Common Stock (the "Shares"). We received proceeds of $338,500 from the sale of 2,417,858 Shares ($0.14 per share). The Shares were sold to a total of 17 investors, including 2 "accredited investors" as that term is defined under Rule 501(a) of Regulation D as promulgated under the Securities Act of 1933, as amended.

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

INFLATION

     Although our operations are influenced by general economic conditions, we do not believe that inflation had a material affect on our results of operations during the six-month period ended June 30, 2006.

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


                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS - None

ITEM 2.  CHANGES IN SECURITIES.

     We did not issue any of our securities during the six-month period ended June 30, 2006.

SUBSEQUENT EVENT

     On August 4, 2006, we closed a private offering of restricted shares of our Common Stock (the "Shares"). We received proceeds of $338,500 from the sale of 2,417,858 Shares ($0.14 per share). The Shares were sold to a total of 17 investors, including 2 "accredited investors" as that term is defined under Rule 501(a) of Regulation D as promulgated under the Securities Act of 1933, as amended.

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

         31.1 Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

         31.2 Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

         32.1 Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         32.2 Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     (b) Reports on Form 8-K.

     We did not file any reports on Form 8-K during the three month period ended June 30, 2006.

SUBSEQUENT EVENT

     On August 9, 2006, we filed a report on Form 8-K, advising that on August 4, 2006, we closed a private offering of restricted shares of our Common Stock (the "Shares"). We received proceeds of $338,500 from the sale of 2,417,858 Shares ($0.14 per share). The Shares were sold to a total of 17 investors, including 2 "accredited investors" as that term is defined under Rule 501(a) of Regulation D as promulgated under the Securities Act of 1933, as amended.

                                   SIGNATURES

     Pursuant to the requirements of Section 12 of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        PACIFIC FUEL CELL CORP.
                                        (Registrant)

                                        Dated: August 14, 2006



                                        By:  s/ Ken Inouye
                                           -------------------------------------
                                           Ken Inouye, Secretary & Treasurer