Form 10QSB
period 2006-09-30
PACIFIC FUEL CELL CORP
filed 2006-11-15
CIK 1098578

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   Form 10-QSB

                             Quarterly Report Under
                       the Securities Exchange Act of 1934

                      For Quarter Ended: September 30 2006

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
-----      -----

The number of shares of the registrant's only class of common stock issued and outstanding as of November 13, 2006, was 69,095,396 shares.

Indicate by check mark whether the  registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act)       Yes    X    No
                                -----      -----

                                     PART I

ITEM 1.  FINANCIAL STATEMENTS.

                            PACIFIC FUEL CELL CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                           CONSOLIDATED BALANCE SHEET
                               SEPTEMBER 30, 2006
                                   (UNAUDITED)

                                     ASSETS

CURRENT ASSETS
  Cash                                                              $   318,072
  Prepaid expenses                                                        1,273
                                                                    -----------
                      Total current assets                              319,345
                                                                    -----------

 Property and equipment, net                                             36,076
                                                                    -----------

Other Assets
  Rent security deposit                                                   3,059
  Deposit on equipment                                                  101,239
                                                                    -----------
                                                                        104,298
                                                                    -----------

                                                                    $   459,719
                                                                    ===========


                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                                                  $   202,699
                                                                    -----------
                      Total current liabilities                         202,699
                                                                    -----------

STOCKHOLDERS' EQUITY
  Preferred stock, $0.01 par value,
     1,000,000 shares authorized, none outstanding                           --
  Common stock, $0.001 par value, 200,000,000
    shares authorized, 69,095,396 shares issued and outstanding          69,095
  Additional paid in capital                                          3,041,117
  (Deficit) accumulated during the development stage                 (2,853,192)
                                                                    -----------
                                                                        395,020
                                                                    -----------

                                                                    $   459,719
                                                                    ===========

    The accompanying notes are an integral part of the financial statements.

                            PACIFIC FUEL CELL CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                                                                   FOR THE PERIOD
                                                           THREE MONTHS ENDED            NINE MONTHS ENDED           MAY 5, 1998
                                                      SEPTEMBER 30   SEPTEMBER 30   SEPTEMBER 30   SEPTEMBER 30    (INCEPTION) TO
                                                          2006           2005           2006           2005      SEPTEMBER 30, 2006
                                                      ------------   ------------   ------------   ------------  ------------------
REVENUE
  Sales                                               $         --   $        811   $         --   $     52,076  $           71,988
  Grants                                                        --             --             --             --              99,901
                                                      ------------   ------------   ------------   ------------  ------------------
                                                                --            811             --         52,076             171,889
                                                      ------------   ------------   ------------   ------------  ------------------
COSTS AND EXPENSES
  Cost of goods sold                                           930            936          1,411         60,400              83,698
  General and administrative                               207,925         51,925        317,821        119,249           1,280,570
  Research and development                                 (35,395)        16,197         50,229        101,465             300,556
  General and administrative - stock compensation               --             --             --         20,000             312,800
  Amortization                                                  --             37             --             --              12,064
  Services contributed to capital                            1,500          1,500          4,500          4,500              16,500
  Loss on extinguishment of debentures                          --             --             --             --              16,706
  Loss on asset impairment                                      --             --             --             --             510,667
  Loss on disposal of property and equipment                    --             --             --             --               3,391
                                                      ------------   ------------   ------------   ------------  ------------------
                                                           174,960         70,595        373,961        305,614           2,536,952
                                                      ------------   ------------   ------------   ------------  ------------------

OPERATING (LOSS)                                          (174,960)       (69,784)      (373,961)      (253,538)         (2,365,063)
                                                      ------------   ------------   ------------   ------------  ------------------
OTHER INCOME (EXPENSE)
  Change in value of derivative instruments, net                --        (27,208)            --             --            (460,498)
  Interest income                                              513            894            811          2,838               7,321
  Interest expense                                            (143)        (4,565)          (375)          (149)            (66,709)
  Foreign currency transaction gain (loss)                      --             --             --             --                (168)
  Other                                                         --             --             --             --              (1,175)
                                                      ------------   ------------   ------------   ------------  ------------------
                                                               370        (30,879)           436          2,689            (521,229)
                                                      ------------   ------------   ------------   ------------  ------------------

NET (LOSS) BEFORE EXTRAORDINARY ITEM                      (174,590)      (100,663)      (373,525)      (250,849)         (2,886,292)

EXTRAORDINARY ITEM, Gain on forgiveness
   of debt, net of income taxes of $12,070                      --             --             --             --              23,430
                                                      ------------   ------------   ------------   ------------  ------------------

NET (LOSS) BEFORE INCOME TAX EXPENSE (BENEFIT)            (174,590)      (100,663)      (373,525)      (250,849)         (2,862,862)

INCOME TAX EXPENSE (BENEFIT)                                 2,400             --          2,400             --              (9,670)
                                                      ------------   ------------   ------------   ------------  ------------------

NET (LOSS)                                            $   (176,990)  $   (100,663)  $   (375,925)  $   (250,849) $       (2,853,192)
                                                      ============   ============   ============   ============  ==================

PER SHARE INFORMATION:

WEIGHTED AVERAGE SHARES OUTSTANDING -
        BASIC AND DILUTED                               68,175,559     66,626,900     67,182,365     66,626,900
                                                      ============   ============   ============   ============
NET (LOSS) PER COMMON SHARE (BASIC & DILUTED)
         (Loss) from operations                       $      (0.00)  $      (0.00)  $      (0.01)  $      (0.00)
         Extraordinary item                           $      (0.00)  $      (0.00)  $      (0.00)  $      (0.00)
                                                      ------------   ------------   ------------   ------------
                                                      $      (0.00)  $      (0.00)  $      (0.01)  $      (0.00)
                                                      ============   ============   =============  ============

    The accompanying notes are an integral part of the financial statements.

                            PACIFIC FUEL CELL CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                                        FOR THE PERIOD
                                                                             NINE MONTHS ENDED            MAY 5, 1998
                                                                         SEPTEMBER 30  SEPTEMBER 30     (INCEPTION) TO
                                                                             2006          2005       SEPTEMBER 30, 2006
                                                                          ----------    ----------    ------------------
OPERATING ACTIVITIES
                              Net cash (used in) operating activities     $ (186,558)   $ (209,836)   $         (999,159)
                                                                          ----------    ----------    ------------------

INVESTING ACTIVITIES
  Purchase of fixed assets                                                        --       (46,997)              (59,599)
  Cash received in purchase of Cellfoods                                          --            --                16,898
  Deposit on equipment                                                            --        44,761              (101,239)
  Investment in mineral claims                                                    --            --                (5,000)
                                                                          ----------    ----------    ------------------
                              Net cash (used in) investing activities             --        (2,236)             (148,940)
                                                                          ----------    ----------    ------------------

FINANCING ACTIVITIES
  Proceeds from loan payable - related parties                                    --            --               285,462
  Payments on loans payable - shareholders                                        --            --               (11,083)
  Deferred debenture costs                                                        --            --              (136,000)
  Convertible redeemable debentures                                               --            --               776,855
  Payments on loan payable - related parties                                      --            --               (60,000)
  Proceeds from stock sales, net of issuance costs                           338,500         5,000               610,937
                                                                          ----------    ----------    ------------------
                              Net cash provided by financing activities      338,500         5,000             1,466,171
                                                                          ----------    ----------    ------------------

                                  Net increase (decrease) in cash            151,942      (207,072)              318,072

CASH AT BEGINNING OF PERIOD                                                  166,130       645,535                    --
                                                                          ----------    ----------    ------------------

CASH AT END OF PERIOD                                                     $  318,072    $  438,463    $          318,072
                                                                          ==========    ==========    ==================


    The accompanying notes are an integral part of the financial statements.

                             PACIFIC FUEL CELL CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2006
                                   (UNAUDITED)

Note 1.  Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. They do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation, have been included in the accompanying unaudited financial statements. Operating results for the periods presented are not necessarily indicative of the results that may be expected for the full year. For further information, refer to the financial statements and notes thereto, included in the Company's Form 10-KSB as of December 31, 2005, and for the years ended December 31, 2005 and 2004.


Note 2.  Going Concern

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern. The Company has incurred losses since inception of $2,853,192 and is reliant on raising capital to initiate its business plan, and has no revenue generating operations. The Company is exploring options to expand operations and raise additional funds through equity and debt financing, however, the Company has no commitment from any party to provide additional capital and there is no assurance that such funding will be available when needed, or if available, that its terms will be favorable or acceptable to the Company.

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

On October 13, 2006, an amendment was executed requiring payments of $135,876, of which $50,229 was recorded in the prior period. The payments come due as follows: $50,229 on or before October 14, 2006; $50,252 on or before January 31, 2007; and $35,395 on or before February 28, 2007. Prior to the amendment, the Company had also recorded amounts due to the University of $35,395. This amount was reversed in the quarter ended September 30, 2006 and will be recognized during the period it becomes due and payable.


Note 5.  Merger Agreement

Effective May 14, 2004, the Company, Cellfoods Corporation ("Cellfoods") and a wholly-owned subsidiary of the Company, PFCE Acquisition Corp. ("Sub") consummated an Agreement and Plan of Merger, whereby Sub was merged with and into Cellfoods. All of the Cellfoods' issued and outstanding common shares were exchanged for 6,100 shares of the Company's $.001 par value common stock, at a conversion ratio of .01 to 1, as a tax-free reorganization pursuant to Section 365(a) of the Internal Revenue Code. The shares were issued at their fair market value of $2,562, which has been charged to operations as purchased research and development during 2004. Cellfoods has had minimal activity to date. On May 25, 2005 the Company's Board of Directors approved the spin-off of Cellfoods, but the applicable registration statement has been placed on hold as of the date of this filing.


Note 6.  Common Stock

In May 2004, the Company issued 30,000,000 shares of its unrestricted common stock in connection with the merger discussed above in Note 5. The shares were held in escrow and 26,992,462 shares were rescinded in February 2006.

During the three months ended September 30, 2006, the Company sold 2,417,858 shares of its restricted stock at a price of $.14 per share, for cash proceeds of $338,500.

Note 7.  Consulting Agreements

In October 2006, the Company's Board of Directors approved two separate consulting agreements whereby it agreed (i) to issue up to 500,000 shares of its common stock, valued at $138,000, in exchange for the production of a video that was part of the Company's participation in a panel discussion on CNBC in September 2006 and the purchase of television time; and (ii) 200,000 shares of its restricted common stock in exchange for consulting services relating to manufacturing, financial public relations and business development services.

Accordingly, the Company has recorded $138,000 in accounts payable and general and administrative expense for the agreement first indicated. The second agreement, valued at $60,000, will be recorded as deferred stock compensation and recognized ratably over twelve months.

Note 8.  Officer Bonus

During the quarter ended September 30, 2006, the Company paid its President a cash bonus of $15,000.

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

Results of Operations

     Comparison of Results of Operations for the nine-month periods ended September 30, 2006 and 2005

     During the nine month period ended September 30, 2006, we did not generate any revenues, compared to revenues of $52,076 generated during the nine month period ended September 30, 2005, all of which were generated by operations of our wholly owned subsidiary, Cellfoods Corporation ("Cellfoods"). During the nine month period ended September 30, 2006, we incurred costs and expenses totaling $373,961, including $50,229 in research and development costs and $317,821 in general and administrative expense. In September 2006, we incurred a liability in the amount of $138,000 for the production of a video and the purchase of television time which is included in general and administrative expense. It is expected this liability will be paid with up to 500,000 shares of the Company's common stock. During the nine month period ended September 30, 2005, our costs and expenses were relatively consistent with the expenses incurred except as noted in the nine month period ended September 30, 2006, as we incurred costs and expenses of $305,614, including $101,465 in research and development costs and $119,249 in general and administrative expense, except for a charge of $20,000 relevant to the fair market value of stock options that we previously had issued to a consultant that was exercised during this period. The decrease of $51,236 in research and development costs during the nine-month period ended September 30, 2006, were attributable to decreased activities with UCR.

     As a result, we incurred a net loss of ($237,925) during the nine month period ended September 30, 2006, compared to a net loss of ($250,849) for the similar period ended September 30, 2005.

     Comparison of Results of Operations for the three-month periods ended September 30, 2006 and 2005

     During the three month period ended September 30, 2006, we did not generate any revenues, compared to revenues of $811 generated during the three month period ended September 30, 2005, all of which were generated by Cellfoods' operations. During the three month period ended September 30, 2006, we incurred costs and expenses totaling $36,960, including a credit of $35,395 to our previously incurred research and development costs with the University and $69,925 in general and administrative expense.

     On October 13, 2006, an amendment was executed with the University requiring payments of $135,876, of which $50,229 was recorded in the prior period. The payments come due as follows: $50,229 on or before October 14, 2006; $50,252 on or before January 31, 2007; and $35,395 on or before February 28, 2007. Prior to the amendment, we also recorded amounts due to the University of $35,395. This amount was reversed in the three months ended September 30, 2006, and will be recognized during the period it becomes due and payable.

     During the three months ended September 30, 2006, we paid a cash bonus of $15,000 to our President and Chief Executive Officer. We incurred a liability in the amount of $138,000 for the production of a video and the purchase of television time which is included in general and administrative expense. It is expected that this liability will be paid with up to 500,000 shares of the Company's common stock. In addition, other than as noted, during the three month period ended September 30, 2005, our costs and expenses were relatively consistent with the expenses incurred in the three month period ended September 30, 2006, as we incurred $69,925 in other general and administrative expense. The decrease in research and development costs during the three-month period ended September 30, 2006, were attributable to decreased activities with UCR.

     As a result, we incurred a net loss of ($176,990) (less than $.01 per share) during the three month period ended September 30, 2006, compared to a net loss of ($100,663) (less than $.01 per share) for the similar period ended September 30, 2005.

     Because we did not generate revenues during the nine month period ended September 30, 2006, following is our Plan of Operation.

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

     On August 21, 2002, we entered into a one-year agreement with the University of California (the "University") to develop a commercially viable fuel cell. Under this agreement, we advanced the University $131,266. This agreement was subsequently extended through February 29, 2004. On May 4, 2004, the agreement was further extended through April 30, 2007. Pursuant to this extension, we had made payments of $50,005 and $37,496, and will be required to make additional payments in the aggregate amount of $135,876.

     On October 13, 2006, an amendment was executed requiring payments of $135,876, of which $50,229 was recorded in the prior period. The payments come due as follows: $50,229 on or before October 14, 2006; $50,252 on or before January 31, 2007; and $35,395 on or before February 28, 2007. Prior to the amendment, we also recorded amounts due to the University of $35,395. This amount was reversed in the three months ended September 30, 2006, and will be recognized during the period it becomes due and payable.

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

     On November 3, 2005, we announced that we had entered into an agreement with Bourns, Inc. ("Bourns") to scale-up our new process for making electro-catalyst and nanoMEA products to commercial scale. Bourns, headquartered in Riverside, California, has been a manufacturer of electronics industry components for over 50 years. Their products are used by the industrial, automotive, telecommunications, audio/visual, aerospace and other electronic industries. On March 16, 2006, we announced that we had delivered production scale prototype nanoMEAs to an undisclosed customer. The delivered prototypes were produced in conjunction with Bourns. The Bourns team, working with our scientific staff, successfully engineered our innovative process for making nanoMEA's to commercial scale. Based upon the success of our development efforts, we are currently engaged in discussions with Bourns to increase the scope and intensity of our collaborative efforts. However, as of the date of this Report, the terms of a definitive agreement have not been reached. As of the date of this Report, we are focused on improving the production capability of our nanoMEA and marketing it to potential customers. We are also continuing research to refine and improve our current nanoMEA.

     On August  24th to August  26th,  we  participated  in the EMTEC  Fuel Cell
Group's 2nd MEA Manufacturing Symposium as a sponsor. We are also involved in discussions regarding possible joint ventures with other organizations, which as of the date of this report have not been successfully concluded and no assurances can be provided that we will successfully conclude such transactions.

LIQUIDITY AND CAPITAL RESOURCES

     At September 30, 2006, we had $318,072 in cash. We had $202,699 in accounts payable.

     In July 2004, we received notice that we had been selected by the United States Department of Energy for a Phase I STTR (Small Business Technology Transfer) grant. The initial grant in the amount of $100,000 was awarded, of which $99,901 was received in December 2004. We intend to apply for additional grant money from the United States government, as well as other potential sources, in the future. There are no assurances that our applications will be approved. Applications have been submitted where we would be a subcontractor to various entities such as UCR and Los Alamos National Laboratories. We expect to know the results of these applications by year-end 2006.

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

     As a result of our obtaining additional equity capital, we believe that we currently have sufficient funds available for us to continue to implement our business plan for the next 12 months. However, we estimate that we will require an additional $2.5 million in additional debt or equity capital to fully implement our business plan in the future and there are no assurances that we will be able to raise this capital when needed. However, while there are no definitive agreements in place as of the date of this Report, we are currently engaged in various discussions with interested parties to provide these funds or otherwise enter into a strategic alliance to provide such funding. The inability to obtain sufficient funds from external sources when needed will have a material adverse affect on our results of operations and financial condition.

TRENDS

     Since our announcement of the successful development of a carbon nanotube support base fuel cell electrode in November 2003, we have been receiving a significant amount of attention from the investment community. Stock volume has increased and we have received indications of interest from investors. There have also been significant hits on our web site from investment firms. In this regard, while there are no assurances, we are hopeful that we will be able to raise approximately $2.5 million in additional funding in order to allow us to produce and demonstrate to fuel cell manufacturers a commercially viable prototype. See "Liquidity and Capital Resources," above. We are currently in preliminary discussions with entities that have told us they can raise funds for us. However, there can be no assurance that any investment will materialize. We also expect that our new laboratory will continue to function as a hub to attract additional researchers from the University of California at Riverside, which is on the path to become a leader in the nano-technology field. We believe that there are many potential useful applications of nano-technology that can be expected in the immediate future, including fuel cells and flat panel displays. Also at this laboratory, functional prototypes will be made before bringing in manufacturers. Our plan is to have the manufacturers inspect the prototype, once completed, in order to generate their own test production unit. If successful, manufacturing can commence producing products in quantity in less than 12 months. We foresee the initial application to be a battery replacement for cell phones, mobile notebook computers/laptops and other applicable applications. This segment is known as the micro fuel cell market. We expect that these fuel cells will eventually be produced like modular computer chips and components.

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

INFLATION

     Although our operations are influenced by general economic conditions, we do not believe that inflation had a material affect on our results of operations during the nine-month period ended September 30 2006.

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

Subsequent Event

     In October 2006, our Board of Directors approved a consulting agreement with ABM Group, LLC ("ABM") whereby we agreed to issue 200,000 shares of our "restricted" common stock in exchange for ABM providing us with manufacturing consultation, financial public relations and business development services.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES - None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS -

         None

ITEM 5.  OTHER INFORMATION - None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K -

     (a) Exhibits

         10.3. Amendment to Agreement between the Company and the University of CA at Riverside

         10.4  Consulting Agreement between the Company and ABM Group, LLC

         10.5  Agreement between the Company and Granite Investor Group

         31.1 Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

         31.2 Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

         32.1 Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         32.2 Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     (b) Reports on Form 8-K.

     On August 9, 2006, we filed a report on Form 8-K, advising that on August 4, 2006, we closed a private offering of restricted shares of our Common Stock (the "Shares"). We received proceeds of $338,500 from the sale of 2,417,858 Shares ($0.14 per share). The Shares were sold to a total of 17 investors, including 2 "accredited investors" as that term is defined under Rule 501(a) of Regulation D as promulgated under the Securities Act of 1933, as amended. We relied upon the exemption from registration provided by Regulation D as promulgated under the Securities Act of 1933, as amended, to issue these securities. Our management had a pre-existing relationship with these investors and we did not engage in any solicitation or general advertising in this offering.

                                   SIGNATURES


     Pursuant to the requirements of Section 12 of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        PACIFIC FUEL CELL CORP.
                                        (Registrant)

                                        Dated: November 14, 2006


                                        By:  s/ Ken Inouye
                                           -------------------------------------
                                           Ken Inouye, Secretary & Treasurer