Form 10KSB
period 2006-12-31
PACIFIC FUEL CELL CORP
filed 2007-04-02
CIK 1098578

U S SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-KSB

(Mark One)

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

☐ Transitional Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2006

Commission file number: 0-28031

PACIFIC FUEL CELL CORP.

(Exact name of registrant as specified in its charter)

Nevada	80-0043875
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

131 N. Tustin Ave.

Suite 100

Tustin, CA 92780

(714) 564-1693

(Address, including zip code and telephone number, including area code, of registrant’s executive offices)

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

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. X

State issuer’s revenues for its most recent fiscal year. $-0-

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days: $10,408,619 as of March 30, 2007.

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of March 30, 2007, 69,795,396 shares of Common Stock were issued and outstanding.

Documents incorporated by reference: None

TABLE OF CONTENTS

FORM 10-KSB ANNUAL REPORT

PACIFIC FUEL CELL CORP.

PAGE

Facing Page

Index

PART I

Item 1.	Description of Business	4
Item 2.	Description of Property	12
Item 3.	Legal Proceedings	12
Item 4.	Submission of Matters to a Vote of Security Holders	13

PART II

PART III

PART IV

Item 13.	Exhibits and Reports on Form 8-K	41
Item 14.	Principal Accountant Fees and Services	42

SIGNATURES	44

PART I

ITEM 1. DESCRIPTION OF BUSINESS.

HISTORY

Pacific Fuel Cell Corp. (“we, “us,” “our,” or the “Company”) was incorporated under the laws of the State of Nevada on May 5, 1998, under the original name “Magnum Ventures Inc.” We changed our name on May 18, 1999 to “RadioTower.com, Inc.” Thereafter, in August 2001, we changed our name to our current name.

On July 2, 2001, we entered into a definitive agreement with Fullerene USA, Inc. (“Fullerene”), a privately held Nevada corporation, which contained various conditions subsequent prior to effectiveness, including completion of due diligence activities and other matters (the “Fullerene Agreement”). These conditions were subsequently satisfied. Effective August 28, 2001, we closed an acquisition of certain assets previously owned by Fullerene. The terms of the Fullerene Agreement provide for us to acquire an exclusive worldwide license (except for Japan) in Fullerene’s proprietary fuel cell technology, including certain future acquired intellectual property, for use in transportation applications (the “Assets”). The licensing agreement expires upon the expiration of the underlying patent application, which is 17 years following the approval of the patent by the US Patent and Trademark Office. Relevant thereto, on March 16, 2004, the United States Patent and Trademark Office issued Patent No. 6,706,431 to Fullerene.

In exchange for the Assets, we issued 30,100,000 shares of our “restricted” Common Stock, equal to ownership of approximately 51% of our then outstanding stock. The number of our authorized common shares was increased to 200,000,000 in July 2001 in conjunction with the Fullerene transaction.

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

DESCRIPTION OF CURRENT BUSINESS

On August 21, 2002, we entered into an agreement with the University of California (“UCR”), to develop a commercially viable fuel cell, exploiting our proprietary technology. On May 4, 2004, this agreement was extended through April 30, 2006, so long as we continued to make payments. On October 13, 2006, an amendment was executed with UCR requiring payments of $135,876, of which $50,229 has been paid as of the date of this Report. The balance of $50,252 was due on or before January 31, 2007, with an additional payment of $35,395 due on or before February 28, 2007. However, pursuant to the terms of this agreement, we are not obligated to tender payment until we receive an applicable invoice for the same. As of the date of this Report, we have not received any invoices from UCR for these payments. Once received, we intend to tender all amounts due. It is not anticipated that we will be required to make any additional payments for any future extensions. In order to allow us to make the aforesaid payments, we borrowed funds from Fullerene, which were subsequently repaid in full. UCR, through its SMART program, provides matching funds for all direct costs applicable to development of the project. We applied for additional matching funds through this SMART program and have obtained a favorable decision and expect a grant of approximately $120,000 to be provided over the next two years. This also provides a multi-year relationship with UCR. All information we provide to UCR has been deemed confidential for a period of one (1) year after expiration or termination of the agreement.

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

On September 22, 2005, we announced that we completed the prototype of our proprietary nanostructured Membrane Electrode Assembly (“nanoMEA”), and thereafter began looking for partners for nanoMEA production. The new carbon nanomaterial based MEAs have shown excellent performance for both hydrogen and methanol fuel cells. For example, this technology uses 75% less platinum while exceeding the performance of current state of the art MEAs for methanol fuel cells. The carbon nanomaterials are used as the support of platinum or platinum alloy catalysts. Another major advantage of these carbon nanomaterials is their higher corrosion resistance and thus longer lifetime than carbon black.

On November 3, 2005, we announced that we had entered into an agreement with Bourns, Inc. (“Bourns”) to scale-up PFCE’s new process for making electro-catalyst and nanoMEA products to commercial scale. Bourns, headquartered in Riverside, California, has been a manufacturer of electronics industry components for over 50 years. Their products are used by the industrial, automotive, telecommunications, audio/visual, aerospace and other electronic industries.

On March 16, 2006, we announced that we had delivered production scale prototype nanoMEAs to an undisclosed customer. The delivered prototypes were produced in conjunction with our collaborative manufacturer, Bourns, Inc. The Bourns team, working with our scientific staff, successfully engineered our innovative process for making nanoMEA’s to commercial scale. Based upon the success of our development efforts, we are currently engaged in discussions with Bourns to increase the scope and intensity of our collaborative efforts. However, as of the date of this Report, the terms of a definitive agreement have not been reached.

As of the date of this Report, we are focused on improving the production capability of our nanoMEA and marketing it to potential customers. We are also continuing research to refine and improve our current nanoMEA.

In December 2004, we opened our own laboratory. We pay $3,059 per month rent on this facility. We were able to accomplish this as a result of a financing described below. We are continuing our work with UCR and believe we have made significant progress. In April 2005, we announced that we had acquired certain rights to a new Carbon Nanotube Membrane Electrode Assembly (“MEA”) for hydrogen and methanol fuel cells. We filed a provisional patent application in the name of the co-inventors, Professor Yushan Yan, Dr. Wenzhen Li, Dr. Xin Wang, Mr. Zhongwei Chen, Mr. Mahesh Waje, Professor William Goddard and Dr. Weiqiao Deng, to protect this intellectual property. This new technology uses 75% less platinum, while significantly exceeding the performance of current state of the art MEA’s for direct methanol fuel cells. MEA’s can be assembled into a stack that consists of multiple layers of MEA’s and a support structure, dependent on the fuel cell application. Overall performance of such fuel cells are expected to be well above industry norm data shown by other manufacturers. Additional development will continue in our laboratory at the UCR Research Park, utilizing this and other proprietary technologies owned or licensed by us.

On August 4, 2006, we closed a private offering of restricted shares of our Common Stock (the “Shares”). We received proceeds of $338,500 from the sale of 2,417,858 Shares ($0.14 per share). The Shares were sold to a total of 17 investors, including 2 “accredited investors” as that term is defined under Rule 501(a) of Regulation D as promulgated under the Securities Act of 1933, as amended.

Acquisition of Equipment

Effective December 18, 2006, pursuant to an Assignment and Assumption of Equipment Purchase Agreement, we were assigned all rights of TDM, L.L.C. relating to an Agreement dated August 22, 2006, as amended December 20, 2006, between SGL Technic Inc., a wholly owned subsidiary of SGL Technologies GmbH, a German company (“SGL’), and TDM, L.L.C. (“TDM”), wherein we acquired certain equipment on an “as is” basis. This equipment consists of two press machine sets (200 and 800 ton) plus auxiliary equipment, which is used for manufacturing of bi-polar plates. We have been developing the MEA business segment of the fuel cell industry and have nanoMEA technology to enhance performance and durability. A fuel cell stack (essentially an electricity generator) consists of an MEA, GDL (gas diffusion layer) and bipolar plates. As such, management believes that this acquisition of equipment fits in with our proprietary technology.

The purchase price of the equipment was $200,000. As of the date of this Report, we have paid an aggregate of $100,000; $5,000 was previously paid by TDM. The balance of $95,000 shall become due on or before June 30, 2007. We intend to utilize the proceeds received from our recent private offering described below to pay this obligation.

This equipment acquisition allows us to expand our current business plan to begin to manufacture bipolar plates, which will provide us with the capability of marketing our own fuel cell components for the industry. We have moved the equipment to a new location approximately 5 miles from the equipment’s previous location in Willoughby, Ohio, and have retained manufacturing personnel. We have retained the services of two new employees, a director of sales and a director of manufacturing, both of whom have direct experience in the fuel cell business and manufacturing of bi-polar plate components. We are also engaged in discussions with various parties who have expressed an interest in providing us with additional equity capital to allow us to move forward.

To assist us in this business and allow us to meet our financial obligations that we assumed when we acquired these assets, we are currently engaged in a private offering of our Common Stock, wherein we are attempting to raise up to $300,000. Relevant thereto, as of the date of this Report we have issued an aggregate of 2,214,285 “restricted” shares of our Common Stock and received proceeds of $300,000 from the sale thereof ($0.14 per share). The Shares were sold to a total of 10 investors, all of whom were “accredited investors” as that term is defined under Rule 501(a) of Regulation D as promulgated under the Securities Act of 1933, as amended.

SGL Technic Inc. (“SGL”) discontinued its bi-polar plate manufacturing business. Current customers of SGL for the bipolar plates consist of many of the top fuel cell companies in the world, almost all of whom are potential customers for our MEA. In the event we are able to transfer sales and begin manufacturing, of which there can be no assurance, we expect to supply many of these customers.

Other Business

In April 2004, we, through PFCE Acquisition Corp, a Nevada corporation and our wholly owned subsidiary (“Sub”), and Cellfoods Corporation, a Nevada corporation (“Cellfoods “), entered into an Agreement and Plan of Merger whereby Sub merged with and into Cellfoods, which survived as our wholly owned subsidiary. This merger was consummated on or about May 17, 2004.

Cellfoods is a development stage corporation that was organized in January 2003 engaged in the business of developing soybean powder for use in food preparation. Prior to the merger, Cellfoods reached an agreement with HEM Mutual Assurance LLC, Minneapolis,

Minnesota, an accredited investor (as that term is defined under Rule 501, Regulation D, promulgated under the Securities Act of 1933, as amended) to issue up to $1,000,000 in aggregate principal amount of convertible debentures pursuant to Rule 504 of Regulation D under the Securities Act of 1933, as amended. These Debentures were to be issued by Cellfoods in two separate convertible debentures of $997,000 and $3,000, respectively (hereinafter referred to in the aggregate as the “Debentures”). As a result of the merger, we assumed the obligations and benefits of Cellfoods, including Cellfoods’ obligation to issue the Debentures.

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

The bifurcated embedded derivative instrument is marked to market at each reporting date, with any changes in its fair value charged or credited to income. On conversion, a pro rata portion of the bifurcated derivative instrument liability, marked to market as of the conversion date, together with the carrying value of the portion of the Debenture being converted, was credited to additional paid-in capital.

We received net proceeds of $863,100 after payment of deferred Debenture costs of $136,900. These deferred costs are initially being amortized over the five-year term of the Debentures. On conversion, a pro rata portion of the unamortized costs was deducted from the deemed proceeds of conversion that are credited to additional paid-in capital.

We had the right to redeem the Debentures on 30 days’ notice for 125% of the principal amount of the outstanding Debentures, plus accrued and unpaid interest. Relevant thereto, on October 24, 2005, we redeemed the remaining outstanding convertible Debentures placed with HEM. As a result, 26,992,462 shares of our Common Stock, representing the remaining shares being held in escrow under the debenture agreement were returned to us and were canceled. We issued an aggregate of 3,007,538 shares of our Common Stock from the conversion of these Debentures during the time they were outstanding.

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

There are currently several different technologies in use for fuel cell power generation. Each of these processes differs in methodology, suitable scale and efficiency. Our interest (and patent applications) is in the Proton Exchange Membrane (“PEM”) method that is very suitable for low temperature operation and Direct Methanol fuel cell (“DMFC”).

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

We believe our next step in the implementation of our business plan is to focus on improving the production capability of our nanoMEA and marketing it to potential customers Our initial marketing is expected to be through attendance at trade shows with follow up sales calls from our in-house staff.

In order to help jump-start the market for fuel cells and increase our manufacturing capability, we decided to begin manufacturing fuel cell components.

Fuel cell manufacturers have incurred unwarranted expense and diversion of management time in trying to manufacture each of the several components needed for their fuel cells. PFCE believes that our Company can create a viable, profitable business by utilizing proven manufacturing techniques in a dedicated environment. To this end we have started manufacturing bipolar plates in our plant in Willoughby, Ohio. We expect that our customers will include many prominent industrial firms, as well as leading independent fuel cell companies.

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

In order to implement our business plan, we require additional funding and there is no assurance that adequate funds, whether through equity financing, debt financing or other sources, will be available when needed or on terms acceptable to us. As of the date of this Report, we have no definitive agreement with any investment banking firm, venture capital firm or any other source of funds who have made any commitment to us to provide any funding. Further, any such funding may result in significant dilution to existing stockholders. The inability to obtain sufficient funds from external sources when needed will have a material adverse affect on our results of operations and financial condition.

COMPETITION

Our major competitors and their respective products include, but are not limited to, the following:

COMPANY	PRODUCT(S)

Dana Corporation	Bipolar plate
ElectroChem, Inc.	MEA
Entegris, Inc.	Bipolar plate
GenCell Corporation	Bipolar plate
GrafTech	Bipolar plate
Gore Fuel Cell	MEA
Hoku Scientific	MEA and membrane
Ion Power, Inc.	MEA
Manhattan Science	Portable fuel cells
PEMEAS	MEA and membrane
Superior MicroPowders	Micro MEA

This group of companies specializes in MEA for Proton Exchange Membrane (PEM) Fuel Cells and Bipolar plate manufacturers and are therefore direct technology competitors

We have not included automobile companies such as Mitsubishi, General Motors Ford, Toyota, Nissan and others since their focus is directed towards transportation. Likewise, large industrial companies such as Siemans AG, UTC Fuel Cells (a United Technologies Company) and Teledyne Energy Systems were not included since their main focus appears to be larger power systems. Fuel cell system manufactures such as Plug Power, Hytrogen LLC, Hydrogenics, and Ballard are possible customers of ours. However, Dana and Entegris are our only current competitors. Any major company listed here should be considered a potential, if not actual, competitor because of its size.

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

TRADEMARKS/TRADENAMES

In November 2004, we filed a United States patent application with the United States Patent Office, Patent Pending Serial No. 60/622,732, bearing the title of “Methanol Resistant Cathodic Catalyst for Direct Methanol Fuel Cells” to patent a process of developing a fuel cell membrane using methanol. We filed a non-provisional (USSN 11/262,027) patent on October 27, 2005, which claimed priority to provisional patent application USSN 60/622,732. On that same date we filed a PCT (international) patent application claiming priority to that provisional patent application. Our application is currently in the patent pending stage.

In addition, during our fiscal year ended December 31, 2006, we submitted an additional patent application, USSN 60/661,770, filed March 15, 2005 (provisional), titled “Carbon Nanotube Based Electrocatalysts for Fuel Cells.” Our application is currently in the patent pending stage.

We currently do not have any registered trademarks or tradenames, although we expect this to change as we move towards the commercialization of our technology.

GOVERNMENT REGULATIONS

We are not subject to any extraordinary governmental regulations relating to our business.

EMPLOYEES

As of the date of this Report, we have 10 employees, including our two current officers, two managerial employees who are responsible for our new operations described above in “PART I, Item 1, Description of Business,” plus three independent contractors. Our operations are non-union. There has been no history of labor strikes or unrest at any of our facilities. We believe that our relationship with our employees is satisfactory. In addition, management believes that the available labor force in the geographic areas where our facilities are located are sufficient to support the expansion anticipated over the next 12 months. If and when we are in the financial position to do so, we intend to hire additional employees in the areas of research and development and marketing.

ITEM 2. DESCRIPTION OF PROPERTY.

We operate from our principal executive offices at 131 N. Tustin Ave., Suite 100, Tustin, CA 92780. We share this space pursuant to a verbal, month-to-month lease, with Belltec Industries, a company owned by George Suzuki, our President and a director. Our monthly rent is $600. This space consists of 700 square feet of executive office space. See “PART III, Item 12, Certain Relationships and Related Transactions.”

In addition, since December 2004, we have operated our own laboratory at 1201 Research Park Drive, Unit 500, Riverside CA 92507, which is in the UCR Research Park. This location consists of approximately 2,500 square feet. Approximately 50% of this leased space is used for actual laboratory floor, with the balance used for supporting offices and accommodations. The lease expires in September 2007. The monthly rent is $3,059.

Subsequent Event

Effective January 24, 2007, we entered into a lease agreement to lease property at 4413 Hamann Parkway, Willoughby, Ohio, where our new operations described in “PART I, Item 1, Description of Business” are now located. This space consists of 23,886 square feet of commercial space, including approximately 22,386 square feet of manufacturing space and approximately 1,500 for executive offices. The applicable lease term runs through February 28, 2009. Until February 1, 2008, our base monthly rent for this location is $5,994.75, plus utilities and taxes. On March 1, 2008, the base rent increases to $8,465.58 per month. The relevant lease provides for an option for us to renew this lease for an additional three (3) year term, provided that we have made rental payments in a timely manner. It also provides us with an option to purchase this location. To do, so, we are obligated to provide the lessor of our intent to exercise this option in writing on or before Feb. 29, 2012. The purchase price is $925,000, provided that we exercise our option to renew.

We have no other properties.

ITEM 3. LEGAL PROCEEDINGS

We have been named as a defendant in a lawsuit pending in the Court of Common Pleas for Lake County, Ohio, captioned “SKRL Tool & Die, Inc., et al. v. William Berwald, et al., Case No. 07-CV-000567.” The case was filed on February 28, 2007.

In their complaint, Plaintiffs allege that two of their former employees – current employees of ours in our Willoughby, Ohio, manufacturing facility – possess confidential and proprietary trade secrets of SKRL pertaining to the manufacturing of bipolar plates for fuel cells. Plaintiffs have asserted against these employees and us claims for, among other things, unfair competition, misappropriation of trade secrets and tortious interference with business relationships and seek compensatory and punitive damages, as well as injunctive relief that would preclude the two former SKRL employees from continuing to be employed by us.

We believe these claims are without merit, in that the employees possess no trade secrets of SKRL, and moreover, we would have no use for such trade secrets, as our current employees (other than the two defendants) possess far more technological and marketing information in the industry than the SKRL employees would ever have been privy to. We are therefore vigorously defending the Company’s interests, and believe the defense will ultimately be successful.

We are not a party to any other pending legal proceedings, nor are we aware of any other pending or threatened claims.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to our shareholders during the three-month period ended December 31, 2006, or subsequent thereto.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

Our Common Stock currently is listed for trading on the OTC BB under the symbol “PFCE.” The table below sets forth the reported high and low bid prices for the periods indicated. The bid prices shown reflect quotations between dealers, without adjustment for markups, markdowns or commissions, and may not represent actual transactions in the Company’s securities.

	Bid Price

Quarter Ended	High	Low

March 31, 2005	$0.31	$0.18
June 30, 2005	$0.23	$0.11
September 30, 2005	$0.47	$0.09
December 31, 2005	$0.67	$0.31

March 31, 2006	$0.46	$0.19
June 30, 2006	$0.34	$0.13
September 30, 2006	$0.37	$0.18
December 31, 2006	$0.30	$0.19

As of March 20, 2007, the closing bid price of our Common Stock was $0.28.

(b) Holders. We have approximately 60 holders of record of our Common Stock as of March 30, 2007, not including those shares held in “street name.”

(c) Dividends. We did not pay any dividends on our Common Stock during the two years ended December 31, 2006. Pursuant to the laws of the State of Nevada, a corporation may not issue a distribution if, after giving its effect, the corporation would not be able to pay its debts as they became due in the usual course of business, or such corporation’s total assets would be less than the sum of their total liabilities plus the amount that would be needed, if the corporation were to be dissolved at the time of the distribution, to satisfy the preferential rights upon dissolution of shareholders whose preferential rights are superior to those receiving the distribution. As a result, management does not foresee that we will have the ability to pay a dividend on our Common Stock in the fiscal year ended December 31, 2007. See “PART II, Item 7, Financial Statements.”

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our audited financial statements and notes thereto included herein. In connection with, and because we desire to take advantage of, the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, we caution readers regarding certain forward looking statements in the following discussion and elsewhere in this report and in any other statement made by, or on our behalf, whether or not in future filings with the Securities and Exchange Commission. Forward looking statements are statements not based on historical information and which relate to future operations, strategies, financial results or other developments. Forward looking statements are necessarily based upon estimates and assumptions that are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control and many of which, with respect to future business decisions, are subject to change. These uncertainties and contingencies can affect actual results and could cause actual results to differ materially from those expressed in any forward looking statements made by, or on our behalf. We disclaim any obligation to update forward looking statements.

We generated nominal revenues of $52,076 and $0.00 during our fiscal years ended December 31, 2005 and 2006, respectively. All of these revenues were generated through the operations of Cellfoods.

During our fiscal year ended December 31, 2006, we incurred costs and expenses totaling$492,850, compared to costs and expenses of $572,572 during our fiscal year ended December 31, 2005, a decrease of $79,722. In this regard, our general and administrative costs increased during our fiscal year ended December 31, 2006 from $317,944 in 2005 to $431,699 during 2006 due to our efforts to acquire our new business operations described above “PART I, Item 1, Description of Business.” Research and development costs decreased from $122,135 in 2005 to $50,229 during 2006 due primarily to deferred costs due UCR. However, during our fiscal year ended December 31, 2005, we incurred $62,021 in costs of sales attributable to Cellfoods operations, as well as charges of $36,000 due to stock compensation, $16,706 in extinguishment of outstanding debentures and $17,557 (net) resulting from a change in value of derivative instruments, which charges were not incurred during 2006.

As a result, we incurred a net loss of ($492,134) (approximately $0.01 per share), compared to a net loss of ($521,064) during our fiscal year ended December 31, 2005 (approximately $0.01 per share). Because we generated nominal revenues during the year ended

December 31, 2006 and 2005, the following is our Plan of Operation, rather than a comparison of results of operations.

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

On August 21, 2002, we entered into an agreement with the University of California (“UCR”), to develop a commercially viable fuel cell, exploiting our proprietary technology. On May 4, 2004, this agreement was extended through April 30, 2006, so long as we continued to make payments. On October 13, 2006, an amendment was executed with UCR requiring payments of $135,876, of which $50,229 has been paid as of the date of this Report. The balance of $50,252 was due on or before January 31, 2007, with an additional payment of $35,395 due on or before February 28, 2007. However, pursuant to the terms of this agreement, we are not obligated to tender payment until we receive an applicable invoice for the same. As of the date of this Report, we have not received any invoices from UCR for these payments. Once received, we intend to tender all amounts due. It is not anticipated that we will be required to make any additional payments for any future extensions. In order to allow us to make the aforesaid payments, we borrowed funds from Fullerene, which were subsequently repaid in full. UCR, through its SMART program, provides matching funds for all direct costs applicable to development of the project. We applied for additional matching funds through this SMART program and have obtained a favorable decision and expect a grant of approximately $120,000 to be provided over the next two years. This also provides a multi-year relationship with UCR. All information we provide to UCR has been deemed confidential for a period of one (1) year after expiration or termination of the agreement.

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

Acquisition of Equipment

Effective December 18, 2006, pursuant to an Assignment and Assumption of Equipment Purchase Agreement, we were assigned all rights of TDM, L.L.C. relating to an Agreement dated August 22, 2006, as amended December 20, 2006, between SGL Technic Inc., a wholly owned subsidiary of SGL Technologies GmbH, a German company (“SGL’), and TDM, L.L.C. (“TDM”), wherein we acquired certain equipment on an “as is” basis. This equipment consists of two press machine sets (200 and 800 ton) plus auxiliary equipment, which is used for manufacturing of bi-polar plates. We have been developing the MEA business segment of the fuel cell industry and have nanoMEA technology to enhance performance and durability. A fuel cell stack (essentially an electricity generator) consists of an MEA, GDL (gas diffusion layer) and bipolar plates. As such, management believes that this acquisition of equipment fits in with our proprietary technology.

The purchase price of the equipment was $200,000. As of the date of this Report, we have paid an aggregate of $100,000; $5,000 was previously paid by TDM. The balance of $95,000 shall become due on or before June 30, 2007. We intend to utilize the proceeds received from our recent private offering described below to pay this obligation.

This equipment acquisition allows us to expand our current business plan to begin to manufacture bipolar plates, which will provide us with the capability of marketing our own fuel cell components for the industry. We have moved the equipment to a new location approximately 5 miles from the equipment’s previous location in Willoughby, Ohio, and have retained manufacturing personnel. We have retained the services of two new employees, a director of sales and a director of manufacturing, both of whom have direct experience in the fuel cell business and manufacturing of bi-polar plate components. We are also engaged in discussions with various parties who have expressed an interest in providing us with additional equity capital to allow us to move forward.

SGL Technic Inc. (“SGL”) discontinued its bi-polar plate manufacturing business. Current customers of SGL for the bipolar plates consist of many of the top fuel cell companies in the world, almost all of whom are potential customers for our MEA. In the event we are able to transfer sales and begin manufacturing, of which there can be no assurance, we expect to supply many of these customers.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2006, we had $113,727 in cash.

In August 2006, we closed a private offering of restricted shares of our Common Stock (the “Shares”). We received proceeds of $338,500 from the sale of 2,417,858 Shares ($0.14 per share). The Shares were sold to a total of 17 investors, including 2 “accredited investors” as that term is defined under Rule 501(a) of Regulation D as promulgated under the Securities Act of 1933, as amended.

In April 2004, we, through PFCE Acquisition Corp, a Nevada corporation and our wholly owned subsidiary (“Sub”), and Cellfoods Corporation, a Nevada corporation (“Cellfoods “), entered into an Agreement and Plan of Merger whereby Sub merged with and into Cellfoods, which survived as our wholly owned subsidiary. This merger was consummated on or about May 17, 2004.

Cellfoods is a development stage company that was organized in January 2003, engaged in the business of developing soybean powder for use in food preparation.

Prior to the merger, Cellfoods reached an agreement with HEM Mutual Assurance LLC, Minneapolis, Minnesota, an accredited investor (as that term is defined under Rule 501, Regulation D, promulgated under the Securities Act of 1933, as amended) to issue up to $1,000,000 in aggregate principal amount of convertible debentures pursuant to Rule 504 of Regulation D under the Securities Act of 1933, as amended. These Debentures were to be issued by Cellfoods in two separate convertible debentures of $997,000 and $3,000, respectively (hereinafter referred to in the aggregate as the “Debentures”). As a result of the merger, we assumed the obligations and benefits of Cellfoods, including Cellfoods’ obligation to issue the Debentures.

The conversion price for the Debentures was (a) the lesser of $0.75 and one hundred twenty-five percent (125%) of the average of the closing bid price per share of our Common Stock during the five (5) trading days immediately preceding the Closing (as defined in the Purchase Agreement); and (b) one hundred percent (100%) of the average of the five (5) lowest closing bid prices per share of our Common Stock during the forty (40) trading days immediately preceding the Conversion Date; provided, however, that the aggregate maximum number of shares of Common Stock that the First Debenture and Second Debenture may be converted into is Two Million (2,000,000) shares (the “Maximum Conversion”); and further provided, however, that upon the Maximum Conversion, we could (a) increase the Maximum Conversion or (b) redeem the unconverted amount of the First Debenture and Second Debenture in whole or in part at one hundred fifteen percent (115%) of the unconverted amount of such Debentures being redeemed plus accrued interest thereon. The conversion price and number of shares of Common Stock issuable upon conversion of the Debentures was subject to adjustment for stock splits and combinations and other dilutive events. The Debentures could not be converted, however, if after conversion the holder would beneficially own more than 5% of our outstanding Common Stock, unless the holder waives this limitation by giving us 75 days notice of the waiver.

The Debentures bore interest at 1% per year and would have matured in five years. Interest was payable in cash or shares of our Common Stock, at the option of the holders of the Debentures. We had the right to redeem the Debentures on 30 days’ notice for 125% of the principal amount of the outstanding Debentures, plus accrued and unpaid interest. Relevant thereto, on October 24, 2005, we redeemed the remaining outstanding convertible debentures placed with HEM. As a result, 26,992,462 shares of our Common Stock, representing the remaining shares being held in escrow under the debenture agreement were returned to us and were canceled. We issued an aggregate of 3,007,538 shares of our Common Stock from the conversion of these Debentures.

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

Subsequent Event

In January 2007, we issued an aggregate of 2,214,285 “restricted” shares of our Common Stock (the “Shares”). We received proceeds of $300,000 from the sale thereof ($0.14 per share). The Shares were sold to a total of 10 investors, all of whom were “accredited investors” as that term is defined under Rule 501(a) of Regulation D as promulgated under the Securities Act of 1933, as amended. We relied upon the exemption from registration afforded by Regulation D and Section 4/2, promulgated under the Securities Act of 1933, as amended, to issue the Shares. The proceeds from this offering have been used for our new operations described in “PART I, Item 1, Description of Business” above.

On January 24, 2007, the Company entered into a new lease agreement for 23,886 square feet of commercial space located at 4413 Hamann Parkway, Willoughby, Ohio. The lease is for two years starting on March 1, 2007 and ending February 28, 2009. The future minimum payments received under the lease are $59,947, $96,644 and $16,931 for 2007, 2008 and 2009, respectively.

In March of 2007, the Company entered into a settlement arrangement regarding a deposit on equipment in the amount of $101,239. The Company returned the equipment to the vendor for a restocking fee of $31,239, which is recorded in general and administrative expense as of December 31, 2006, and the difference of $70,000 will be remitted to the Company in 2007.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

We have identified critical accounting policies that, as a result of judgments, uncertainties, uniqueness and complexities of the underlying accounting standards and operations involved, could result in material changes to our financial position or results of operations under different conditions or using different assumptions. The most critical accounting policies and estimates are:

•	The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

•

Fair value of instruments. Our financial instruments consist of accounts receivable, accounts payable and long term debt. The fair value of financial instruments approximate their recorded values. Fair value of loans payable to stockholders and balances of bank lines of credit, in the circumstances, are not reasonably determinable.

Details regarding our use of these policies and the related estimates are described in the accompanying consolidated financial statements as of December 31, 2006 and for the years ended December 31, 2006 and 2005. During the year ended December 31, 2006, there have been no material changes to our critical accounting policies that impacted our consolidated financial condition or results of operations.

TRENDS

Since our announcement of the successful development of a carbon nanotube support base fuel cell electrode in November 2003, we have been receiving a significant amount of attention from the investment community. Stock volume has increased and we have received indications of interest from investors. There have also been significant hits on our web site from investment firms. In this regard, while there are no assurances, we are hopeful that we will be able to raise approximately $2.5 million in additional funding in order to allow us to produce and demonstrate to fuel cell manufacturers a commercially viable prototype. See “Liquidity and Capital Resources,” above.

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

In order to help jump-start the market for fuel cells and increase our manufacturing capability, in late 2006 we decided to begin manufacturing fuel cell components.

Fuel cell manufacturers have incurred unwarranted expense and diversion of management time in trying to manufacture each of the several components needed for their fuel cells. We believe that we can create a viable, profitable business by utilizing proven manufacturing techniques in a dedicated environment. To this end we have started manufacturing bipolar plates in our plant in Willoughby, Ohio. We expect that our customers will include many prominent industrial firms, as well as leading independent fuel cell companies.

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

INFLATION

Although our operations are influenced by general economic conditions, we do not believe that inflation had a material affect on our results of operations during 2006.

ITEM 7. FINANCIAL STATEMENTS

PACIFIC FUEL CELL CORP.

(A DEVELOPMENT STAGE COMPANY)

TABLE OF CONTENTS

Page

Report of Independent Registered Public Accounting Firm	1

Balance Sheet	2

Statements of Operations	3

Statement of Changes in Stockholders’ Equity (Deficit)	4

Statements of Cash Flows	5

Notes to Financial Statements	6-15

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and Board of Directors

Pacific Fuel Cell Corp.

We have audited the accompanying consolidated balance sheet of Pacific Fuel Cell Corp. (a development stage company) as of December 31, 2006, and the related statements of operations, changes in stockholders’ equity, and cash flows for the years ended December 31, 2006 and 2005, and the period from May 5, 1998 (inception) to December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has suffered significant losses from operations. This factor raises substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Pacific Fuel Cell Corp. (a development stage company) as of December 31, 2006, and the results of its operations, and its cash flows for the years ended December 31, 2006 and 2005, and the period from May 5, 1998 (inception) to December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

Stark Winter Schenkein & Co., LLP

s/Stark Winter Schenkein & Co., LLP

Denver, Colorado

March 22, 2007

PACIFIC FUEL CELL CORP.

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED BALANCE SHEET

DECEMBER 31, 2006

ASSETS

CURRENT ASSETS
Cash	$113,727
Prepaid expense	3,059
Total current assets	116,786

Property and Equipment, net	33,345

Other Assets
Rent security deposit	3,059
Deposit on equipment	170,000

$323,190

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$27,880
Total current liabilities	27,880

STOCKHOLDERS’ EQUITY
Preferred stock, $0.01 par value,
1,000,000 shares authorized, none outstanding	—
Common stock, $0.001 par value, 200,000,000
shares authorized, 69,795,396 shares issued	69,795
Additional paid in capital	3,239,917
Deferred stock compensation	(45,000)
(Deficit) accumulated during the development stage	(2,969,402)
295,310

$323,190

PACIFIC FUEL CELL CORP.

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF OPERATIONS

	YEAR ENDED DECEMBER 31, 2006	YEAR ENDED DECEMBER 31, 2005	FOR THE PERIOD MAY 5, 1998 (INCEPTION) TO DECEMBER 31, 2006

REVENUE
Sales	$—	$52,076	$71,988
Grants	—	—	99,901
	—	52,076	171,889
COSTS AND EXPENSES
Cost of goods sold	—	62,021	82,287
General and administrative	431,699	307,712	1,396,218
Research and development	50,229	122,135	300,556
Stock compensation	—	36,000	312,800
Depreciation and amortization	10,922	10,441	33,218
Change in value of derivative instruments, net	—	17,557	460,498
Loss on extinguishment of debentures	—	16,706	16,706
Loss on asset impairment	—	—	510,667
Loss on disposal of property and equipment	—	—	3,391
	492,850	572,572	3,116,341

OPERATING (LOSS)	(492,850)	(520,496)	(2,944,452)

OTHER INCOME (EXPENSE)
Interest income	1,091	4,050	7,601
Interest expense	(375)	(4,618)	(66,709)
Foreign currency transaction gain (loss)	—	—	(168)
Other	—	—	(1,175)
	716	(568)	(60,451)

NET (LOSS) BEFORE EXTRAORDINARY ITEM	(492,134)	(521,064)	(3,004,902)

EXTRAORDINARY ITEM, Gain on forgiveness
of debt, net of income taxes of $12,070	—	—	23,430

NET (LOSS) BEFORE INCOME TAX EXPENSE (BENEFIT)	(492,134)	(521,064)	(2,981,472)

INCOME TAX EXPENSE (BENEFIT)	—	—	(12,070)

NET (LOSS)	$(492,134)	$(521,064)	$(2,969,402)

PER SHARE INFORMATION:
WEIGHTED AVERAGE SHARES OUTSTANDING
BASIC AND DILUTED	67,844,828	66,593,264	46,115,903

NET (LOSS) PER COMMON SHARE (BASIC & DILUTED)
(Loss) from operations	$(0.01)	$(0.01)	$(0.06)
Extraordinary item	$—	$—	$—
	$(0.01)	$(0.01)	$(0.06)

PACIFIC FUEL CEL CORP.

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

MAY 5, 1998 (INCEPTION) THROUGH DECEMBER 31, 2006

	Common Stock
	Shares	Amount	Additional Paid in Capital	Deferred Stock Compensation	Common Stock Subscriptions	(Deficit) Accumulated During the Development Stage	Total
Issuance of stock for cash at $0.006 per share
(net of issuance costs)	3,000,000	$3,000	$15,118	$—	$—	$—	$18,118
Issuance of stock for repayment of advances
at $0.007 per share	2,250,000	2,250	12,750	—	—	—	15,000
Net (loss) for the period	—	—	—	—	—	(31,065)	(31,065)
Balance at December 31, 1998	5,250,000	5,250	27,868	—	—	(31,065)	2,053

Issuance of stock for purchase of domain
name at $0.007 per share	9,750,000	9,750	55,250	—	—	—	65,000
Issuance of stock for
cash at $0.007 per share	3,750,000	3,750	21,250	—	—	—	25,000
Issuance of stock subscriptions for
cash at $0.007 per share	—	—	—	—	19,000	—	19,000
Issuance of stock subscriptions as
payment of wages at $0.007 per share	—	—	—	—	11,000	—	11,000
Net (loss) for the year	—	—	—	—	—	(156,309)	156,309)
Balance at December 31, 1999	18,750,000	18,750	104,368	—	30,000	(187,374)	(34,256)

Issuance of stock pursuant to stock
subscriptions	4,500,000	4,500	25,500	—	(30,000)	—	—
Net (loss) for the year	—	—	—	—	—	(278,728)	(278,728)
Balance at December 31, 2000	23,250,000	23,250	129,868	—	—	(466,102)	(312,984)

Issuance of stock for license
agreement at $0.015 per share	30,100,000	30,100	421,400	—	—	—	451,500
Cancellation of common stock as
condition of license agreement	(2,000,000)	(2,000)	—	—	—	—	(2,000)
Issuance of stock for cash at $0.001 per share	6,000,000	6,000	—	—	—	—	6,000
Stock compensation related to issuance
of stock below fair market value	—	—	84,000	—	—	—	84,000
Stock compensation related to issuance
of stock warrant to acquire license	—	—	100,000	—	—	—	100,000
Issuance of stock for cash at $0.10 per share	520,000	520	51,480	—	—	—	52,000
Issuance of stock for debt forgiveness
from shareholders at $0.094 per share	1,070,000	1,070	99,980	—	—	—	101,050
Liabilities converted into contributed
capital	—	—	179,610	—			179,610
Net (loss) for the year	—	—	—	—	—	(219,441)	(219,441)
Balance at December 31, 2001	58,940,000	58,940	1,066,338	—	—	(685,543)	439,735

Issuance of stock for cash at $0.047 per share	1,000,000	1,000	45,819	—	—	—	46,819
Issuance of stock for services at $0.03 per share	1,500,000	1,500	43,500	—	—	—	45,000
Issuance of stock for cash at $0.05 per share	2,000,000	2,000	98,000	—	—	—	100,000
Discount on loan payable - related party
recorded as contributed capital	—	—	8,300	—	—	—	8,300
Net (loss) for the year	—	—	—	—	—	(579,912)	(579,912)
Balance at December 31, 2002	63,440,000	63,440	1,261,957	—	—	(1,265,455)	59,942

Net (loss) for the year	—	—	—	—	—	(103,382)	(103,382)
Balance at December 31, 2003	63,440,000	63,440	1,261,957	—	—	(1,368,837)	(43,440)

Debenture conversion @ $0.01 per share	300,008	300	111,486	—	—	—	111,786
Debenture conversion @ between $0.30 and $0.48 per share	2,657,246	2,657	1,018,043	—	—	—	1,020,700
Contributed services to capital	—	—	6,000	—	—	—	6,000
Purchase of Cellfoods	—	—	53,196	—	—	—	53,196
Shares issued for services @ $0.46 per share	80,000	80	36,720	—	—	—	36,800
Net (loss) for the year	—	—	—	—	—	(587,367)	(587,367)
Balance at December 31, 2004 (restated)	66,477,254	66,477	2,487,402	—	—	(1,956,204)	597,675

Contributed services to capital	—	—	6,000	—	—	—	6,000
Conversion of stock agreement @ $0.25 per share	100,000	100	24,900	—	—	—	25,000
Debenture conversion @ $0.215 per share	50,284	50	160,784	—	—	—	160,834
Shares issued for services @ $0.43 per share	50,000	50	21,450	—	—	—	21,500
Net (loss) for the year	—	—	—	—	—	(521,064)	(521,064)
Balance at December 31, 2005	66,677,538	66,677	2,700,536	—	—	(2,477,268)	289,945

Contributed services	—	—	6,000	—	—	—	6,000
Issuance of stock for cash at $0.14 per share	2,417,858	2,418	336,081	—	—	—	338,499
Shares issued for services @ $0.30 per share	200,000	200	59,800	(45,000)	—	—	15,000
Shares issued for services @ $0.276 per share	500,000	500	137,500				138,000
Net (loss) for the period	—	—	—	—	—	(492,134)	(492,134)
Balance at December 31, 2006	69,795,396	$69,795	$3,239,917	$(45,000)	—	$(2,969,402)	$295,310

PACIFIC FUEL CELL CORP.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS

	YEAR ENDED DECEMBER 31, 2006	YEAR ENDED DECEMBER 31, 2005	FOR THE PERIOD MAY 6, 1998 (INCEPTION) TO DECEMBER 31, 2006
OPERATING ACTIVITIES
Net (loss)	$(492,134)	$(521,064)	$(2,969,402)
Adjustments to reconcile net (loss) to net cash
(used) in operating activities:
Stock compensation	153,000	36,000	465,800
Amortization of discount on loan payable	—	—	5,239
Contributed services to capital	—	6,000	12,000
Reserve for uncollectible accounts receivable	—	—	36,298
Extraordinary item	—	—	35,500
Loss on disposal of property and equipment	—	—	3,391
Non cash derivative debenture costs	—	182,477	657,465
Depreciation and amortization	10,922	10,441	33,824
Interest expense converted to loan payable	—	—	12,684
Deposit - restocking fee	31,239		31,239
Loss on impairment of assets	—	—	510,167
Changes in:
Prepaid research and development	—	18,752	—
Inventory held by vendor	—	9,621	—
Discount on loan	—	—	3,061
Prepaid expense	2,486	3,860	(2,559)
Accounts receivable	—	—	(3,059)
Accounts payable	(2,414)	(7,900)	58,850
Net cash (used in) operating activities	(296,902)	(261,813)	(1,109,502)

INVESTING ACTIVITIES
Purchase of fixed assets	—	(54,708)	(59,599)
Cash received in purchase of Cellfoods	—	—	16,898
Deposit on equipment	(100,000)	44,761	(201,239)
Investment in mineral claims	—	—	(5,000)
Net cash (used in) investing activities	(100,000)	(9,947)	(248,940)

FINANCING ACTIVITIES
Proceeds from loans payable – shareholders	—	—	285,462
Payments on loans payable – shareholders	—	—	(11,083)
Deferred debenture costs	—	—	(136,000)
(Payments) proceeds of convertible redeemable debentures	—	(223,145)	776,855
Payments on loan payable - related parties	—	—	(60,000)
Proceeds from stock sales, net of issuance costs	344,498	15,500	616,935
Net cash provided by (used in) financing activities	344,498	(207,645)	1,472,169

Net increase (decrease) in cash	(52,403)	(479,405)	113,727

CASH AT BEGINNING OF PERIOD	166,130	645,535	—

CASH AT END OF YEAR	$113,727	$166,130	$113,727

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest	$375	$—	$375
Cash paid for income taxes	$0	$—	$2,400

SUPPLEMENTAL DISCLOSURE OF SIGNIFICANT NON-CASH FINANCING AND INVESTING ACTIVITIES
Discount on loan payable - related party	$—	$—	$8,300
Issuance of stock for purchase of license agreement	$—	$—	$451,500
Accrued interest	$—	$(129)	$(1,679)
Convertible redeemable debentures	$—	$(15,000)	$(808,728)
Conversion of accrued interest into contributed capital	$—	$—	$179,610
Cancellation of 2,000,000 shares at par value	$—	$—	$2,000
Issuance of stock for repayment of advances	$—	$—	$116,050
Conversion of accrued interest into promissory notes	$—	$—	$12,684
Issuance of stock for purchase of domain asset	$—	$—	$65,000

PACIFIC FUEL CELL CORP.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2006

Note 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

Pacific Fuel Cell Corp. (the “Company”) was incorporated in the State of Nevada on May 5, 1998. During 1999 the Company purchased the domain name “Radiotower.com” to use as an internet portal that provided free online directories of radio stations. During 2001 the Company abandoned this business plan.

Effective August 3, 2001 the Company acquired a license from Fullerene USA, Inc. (“Fullerene”), a related party, in exchange for 30,100,000 shares of common stock. Subsequently, it was determined the carrying value of the license exceeded its fair value and accordingly, loss on impairment was recorded. Subsequent to this acquisition the Company changed its name to Pacific Fuel Cell Corp.

In April, 2004, the Company, through PFCE Acquisition Corp, a Nevada corporation and our wholly owned subsidiary (“Sub”), and Cellfoods Corporation, a Nevada corporation (“Cellfoods “), entered into an Agreement and Plan of Merger whereby Sub merged with and into Cellfoods, which survived as our wholly owned subsidiary. This merger was consummated on or about May 17, 2004.

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

Research and development

Research and development costs are charged to operations when incurred. For the years ended December 31, 2006, 2005, and the period May 5, 1998 (inception) to December 31, 2006, the Company incurred research and development costs of $50,229, $122,135 and $300,556, respectively (see Note 4).

Stock-based compensation

The Company accounted for equity-based compensation arrangements in accordance with the provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations, and complied with the disclosure provisions of SFAS No. 123, “Accounting for Stock-Based Compensation.” All equity-based awards to non-employees were accounted for at their fair value in accordance with SFAS No. 123. Under APB No. 25, compensation expense was based upon the difference, if any, on the date of grant, between the fair value of the Company’s stock and the exercise price. Pro forma information regarding the Company’s net (loss) and net (loss) per share was required by SFAS No. 123 and had been determined as if the Company had accounted for its employee stock options under the fair value method prescribed by SFAS No. 123.

Effective the beginning of the first quarter of the year ended December 31, 2006, the Company adopted the provisions of SFAS 123R. It had no effect on the Company.

Fair value of financial instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2006. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash and accounts payable. Fair values were assumed to approximate carrying values for financial instruments because they are short term in nature, their carrying amounts approximate fair values, and they are payable on demand

Net (loss) per common share

The Company follows SFAS 128, “Earnings Per Share”. Basic earnings (loss) per common share calculations are determined by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the year. Diluted earnings (loss) per common share calculations are determined by dividing net income (loss) by the weighted average number of common shares and dilutive common share equivalents outstanding. During the periods when they are anti-dilutive, common stock equivalents, if any, are not considered in the computation.

Segment information

The Company follows SFAS 131, “Disclosure about Segments of an Enterprise and Related Information”. Certain information is disclosed, per SFAS 131, based on the way management organizes financial information for making operating decisions and assessing performance. The Company currently operates in one business segment and will evaluate additional segment disclosure requirements as it expands operations.

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

Equipment

Equipment is stated at cost. Depreciation is provided by the Company on the straight line method over the assets’ estimated useful lives of five years. During the years ended December 31, 2005 and 2006, depreciation amounted to $10,441 and $10,922 respectively.

The Company entered into a settlement arrangement regarding a deposit on equipment in the amount of $101,239. The Company returned the equipment to the vendor for a restocking fee of $31,239, which is recorded in general and administrative expense as of December 31, 2006, and the difference of $70,000 will be remitted to the Company in 2007.

Income Taxes

The Company follows SFAS 109 “Accounting for Income Taxes” for recording the provision for income taxes. Deferred tax assets and liabilities are computed based upon the difference between the financial statement and income tax basis of assets and liabilities using the enacted marginal tax rate applicable when the related asset or liability is expected to be realized or settled. Deferred income tax expenses or benefits are based on the changes in the asset or liability each period. If available evidence suggests that it is more likely than not that some portion or all of the deferred tax assets will not be realized, a valuation allowance is required to reduce the deferred tax assets to the amount that is more likely than not to be realized. Future changes in such valuation allowance are included in the provision for deferred income taxes in the period of change.

Recent Pronouncements

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FIN 48, “Accounting for Uncertainty in Income Taxes--an interpretation of FASB Statement No. 109,” which seeks to reduce the diversity in practice associated with the accounting and reporting for uncertainty in income tax positions. This Interpretation prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in an income tax return. FIN 48 presents a two-step process for evaluating a tax position. The first step is to determine whether it is more-likely-than-not that a tax position will be sustained upon examination, based on the technical merits of the position. The second step is to measure the benefit to be recorded from tax positions that meet the more-likely-than-not recognition threshold, by determining the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement, and recognizing that amount in the financial statements. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently in the process of evaluating the effect, if any, the adoption of FIN 48 will have on its consolidated results of operations, financial position, or cash flows.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which provides enhanced guidance for using fair value to measure assets and liabilities. SFAS No. 157 provides a common definition of fair value and establishes a framework to make the measurement of fair value in generally accepted accounting principles more consistent and comparable. SFAS No. 157 also requires expanded disclosures to provide information about the extent to which fair value is used to measure assets and liabilities, the methods and assumptions used to measure fair value, and the effect of fair value measures on earnings. SFAS No. 157 is effective for financial statements issued in fiscal years beginning after November 15, 2007 and to interim periods within those fiscal years. The Company is currently in the process of evaluating the effect, if any, the adoption of SFAS No. 157 will have on its consolidated results of operations, financial position, or cash flows.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements”. SAB No. 108 was issued in order to eliminate the diversity in practice surrounding how public companies quantify financial statement misstatements. SAB No. 108 requires that registrants quantify errors using both a balance sheet (iron curtain) approach and an income statement (rollover) approach then evaluate whether either approach results in a misstated amount that, when all relevant quantitative and qualitative factors are considered, is material. SAB No. 108 is effective for fiscal years ending after November 15, 2006. The Company has adopted the bulletin during 2006. The adoption did not have a material effect on its consolidated results of operations, financial position, or cash flows.

Note 2. GOING CONCERN

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company reported net losses of $492,134 and $521,064 and for the years ended December 31, 2006 and 2005 respectively, as well as reporting net losses of $ $2,969,402 from inception (May 5, 1998) to December 31, 2006. Additional capital and/or borrowings will be necessary in order for the Company to continue in existence until attaining and sustaining profitable operations.

The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

Note 3. LICENSE

The Company signed a licensing agreement on August 28, 2001, with Fullerene for an exclusive worldwide license (excluding Japan) to make, use, and sell fuel cells solely for use in transportation applications. The licensing agreement expires upon the expiration of the underlying patent application, which is 17 years upon the approval of the patent by the United States Patent and Trademark Office. As of the date of the audit report the patent application had not been approved. In exchange, the Company issued 30,100,000 shares of common stock to Fullerene. The asset was recorded at the fair market value of the shares of $451,500 and was subsequently written off as an impairment loss.

Note 4. RESEARCH AND DEVELOPMENT AGREEMENT

On August 21, 2002, the Company entered into an agreement with the University of California (the “University”) to develop a commercially viable fuel cell, exploiting the Company’s proprietary technology. The Company advanced the University $70,000 for the first phase, which was completed during February 2003. During March 2003 the Company advanced the University an additional $61,266 to begin work on the second phase of the research and development agreement.

On October 13, 2006, a new amendment was executed specifying $50,229 that was to be paid upon signing, which has been paid. $50,252 for the period of May 1, 2006 to April 30, 2007 will be due on January 31, 2007; and, $35,395 for the period June 29, 2005 to May 10, 2007 will be due on February 28, 2007. However, pursuant to the terms of this agreement, we are not obligated to tender payment until we receive an applicable invoice for the same. As of the date of this report, we have not received any invoices from UCR for these payments. Once received, we intend to tender all amounts due. To date, the Company has paid UCR a total of $268,996.The Company will renegotiate the remaining amounts and due dates. Also, no invoices have been presented by UCR to the Company. UCR, through its SMART program, provides matching funds for all direct costs applicable to development of the project. The Company has applied for additional matching funds through this SMART program and has obtained a favorable decision and expects a grant of approximately $120,000 to be provided over the next two years. This also provides a multi-year relationship with UCR. All information the Company provides to UCR has been deemed confidential for a period of one (1) year after expiration or termination of the agreement.

For the years ended December 31, 2006, 2005 and the period from inception to December 31, 2006, the Company has charged $50,229, $122,135, and $330,556 respectively, to operations related to this agreement.

Note 5. STOCKHOLDERS’ (DEFICIT)

Common stock

During the period May 5, 1998 (inception) to December 31, 1998 the following equity transactions occurred:

•	Issued 3,000,000 shares of common stock to various investors for cash of $20,000 in a private placement pursuant to Regulation D, Rule 504. Issuance costs were $1,882.
•	Issued 2,250,000 shares of common stock for repayment of advances aggregating $15,000.

During the year ended December 31, 1999 the following equity transactions occurred:

•

Issued 9,750,000 shares of common stock in consideration for the domain asset and domain name RadioTower.com. These shares were valued at $65,000, which was the fair market value of the shares on the date the shares were issued.

•	Issued 3,750,000 shares of common stock to various investors for cash of $25,000 in a private placement pursuant to Regulation D, Rule 504.
•	Stock subscriptions for 2,850,000 shares of common stock were accepted for cash of $19,000 pursuant to Regulation S. These shares were issued during February 2000.

•	Stock subscriptions for 1,650,000 shares of common stock were accepted in exchange for unpaid wages of $11,000 pursuant to Regulation S. These shares were issued during February 2000.

During the year ended December 31, 2001 the following equity transactions occurred:

•

Issued 30,100,000 shares of common stock in exchange for a license agreement (Note 3). One of the conditions in the license agreement was that certain shareholders had to surrender 2,000,000 shares of common stock for cancellation.

•

Issued 6,000,000 shares of common stock for cash of $6,000 to a related party. Because the stock was issued below its fair market value on the date the agreement was reached the Company recognized compensation expense of $84,000.

•	Issued 520,000 shares of common stock at $0.10 a share for cash of $52,000.
•	Recorded stock compensation expense of $100,000 related to a licensing agreement (Note 3).
•	Issued 1,070,000 shares of common stock in exchange for debt forgiveness of $101,050.
•	Shareholders of the Company converted $179,610 of liabilities into contributed capital.

During the year ended December 31, 2002 the following equity transactions occurred:

•	Issued 1,000,000 shares of common stock for cash aggregating $46,819.
•

Entered into a six-month agreement with a former officer of the Company for investor relation services in exchange for 1,500,000 shares of its common stock. These shares were valued at their fair market value of $45,000 on the date the Company agreed to issue the shares.

•	Issued 2,000,000 shares of common stock for cash aggregating $100,000.
•	The Company recorded the original discount on loan payable – related party as a capital contribution of $8,300.

During the year ended December 31, 2003, the Company had no equity transactions.

During the year ended December 31, 2004, the following equity transactions occurred.

•

Escrowed 30,000,000 shares of common stock for debenture conversion of which 2,957,254 shares were valued at a fair market value of $1,132,486 inclusive of derivative costs for $793,728 of debentures converted.

•	Issued 80,000 shares for legal services valued at their fair market value of $36,800.
•	Received cash of $16,898 and receivables of $36,298 in Cellfoods acquisition
•	Services with a value of $6,000 were contributed to capital.

During the year ended December 31, 2005, the following equity transactions occurred.

•

Stock option was exercised for 100,000 shares of common stock for the option price of $5,000. The difference between the fair market value of $25,000 and the option price is deemed to be stock compensation expense for research and development costs.

•	Services with a value of $6,000 were contributed to capital.

•	Issued 50,000 shares to Websoft LLC for services at market value, or $21,500.

•	Debenture conversion of $160,834.

During the year ended December 31, 2006, the following equity transactions occurred.

•	Services with a value of $6,000 were contributed to capital.

•	Issued 2,417,858 shares of common stock for cash aggregating $338,500.

•	Issued 700,000 shares of common stock for services totaling $197,300 of which ($45,000) is deferred.

Note 6. INCOME TAXES

The Company accounts for income taxes under SFAS 109, “Accounting for Income Taxes,” which requires use of the liability method. SFAS 109 provides that deferred tax assets and liabilities are recorded based on the differences between the tax bases of assets and liabilities and their carrying amounts for financial reporting purposes, referred to as temporary differences. Deferred tax assets and liabilities at the end of each period are determined using the currently enacted tax rates applied to taxable income in the periods in which the deferred tax assets and liabilities are expected to be settled or realized.

Reconciliation of the Federal statutory income tax rate of 34% to the effective rate is as follows:

Federal statutory income tax rate	34.00%
Valuation allowance	(34.00)%
——%

The tax effects of temporary differences and net operating losses that give rise to significant portions of deferred tax assets and liabilities consisted of the following:

13

2006
Deferred Tax assets (liabilities)
Net operating loss carry forward	$577,927
Less valuation allowance	(577,927)
Net deferred tax asset	$——

At December 31, 2006, the Company has Federal net operating loss carry forwards of approximately $1,699,786, which expire through 2025. The change in the valuation allowance for the deferred tax asset during the year ended December 31, 2006, was $157,126.

Note 7. RELATED PARTY TRANSACTIONS

During the period from May 5, 1998 (inception) to December 31, 1998, business associates of the then sole officer and director of the Company (“sole officer”), advanced the Company $15,000. The funds were used to pay for management fees, a legal retainer and to reduce the other payable to a related party. These advances were repaid through the issuance of 2,250,000 shares.

During the period from May 5, 1998 (inception) to December 31, 2001 shareholders of the Company loaned the Company an aggregate of $225,462. During the year ended December 31, 2000, the Company converted these advances into promissory notes, bearing interest at 9% and due on June 30, 2001. The face value of the promissory notes includes accrued interest of $12,684. During 2001, $101,050 was converted into common stock and $179,610 was contributed to capital.

During the year ended December 31, 2003, the Company had $3,652, of for travel and administrative expenses paid by an officer and director on behalf of the Company. The $3,652 was paid to the officer and director during the year ended December 31, 2004.

During the years ended December 31, 2006 and 2005, the Company paid Fullerene USA $6,000 per quarter for financial management services.

Note 8. COMMITMENTS AND CONTINGENCIES

Effective December 18, 2006, pursuant to an Assignment and Assumption of Equipment Purchase Agreement, the Company was assigned all rights of TDM, LLC relating to an Agreement dated August 22, 2006, as amended December 20, 2006, between SGL Technic Inc., a wholly owned subsidiary of SGL Technologies GmbH, a German company (SGL), and TDM, LLC (TDM) wherein the Company acquired certain equipment on an “as is” basis. This equipment consists of two press machine sets (200 and 800 ton) plus auxiliary equipment, which is used for manufacturing of bi-polar plates. The purchase price of the equipment is $200,000. To date, the Company has paid $100,000. The balance of $100,000 is due on or before June 30, 2007.

The Company has an operating lease for its laboratory through September 2007. future minimum lease payments for 2007 are $27,530.

Note 9. SUBSEQUENT EVENTS

On January 24, 2007, the Company sold an aggregate of 2,214,285 “restricted” shares of Common Stock at approximately $0.14 per share for proceeds of $300,000.

On February 28, 2007 the Company was named as a defendant in a lawsuit pending in the Court of Common Pleas for Lake County, Ohio, captioned “SKRL Tool & Die, Inc., et al. v. William Berwald, et al., Case No. 07-CV-000567.” In their complaint, Plaintiffs allege that two of their former employees – current employees of the Company in Willoughby, Ohio, manufacturing facility – possess confidential and proprietary trade secrets of SKRL pertaining to the manufacturing of bipolar plates for fuel cells. Plaintiffs have asserted against these employees and us claims for, among other things, unfair competition, misappropriation of trade secrets and tortuous interference with business relationships and seek compensatory and punitive damages, as well as injunctive relief that would preclude the two former SKRL employees from continuing to be employed by the Company . The Company believes these claims are without merit, in that the employees possess no trade secrets of SKRL, and moreover, the Company would have no use for such trade secrets, as its current employees (other than the two defendants) possess far more technological and marketing information in the industry than the SKRL employees would ever have been privy to. The Company is, therefore, vigorously defending the Company’s interests, and believe the defense will ultimately be successful. The Company also intends to file a counterclaim against the Plaintiffs in this matter.

On January 24, 2007 the Company entered into a new lease agreement for 23,886 square feet of commercial space located at 4413 Hamann Parkway, Willoughby, Ohio. The lease is for two years starting on March 1, 2007 and ending February 28, 2009. The future minimum payments required under the lease are $59,947, $96,644 and $16,931 for 2007, 2008 and 2009 respectively.

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

Changes in Internal Controls

There were no changes in our internal controls or in other factors that could significantly affect those controls since the most recent evaluation of such controls.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

Our directors and officers as of the date of this Report are as follows:

Name	Age	Position

George Suzuki	64	President, Director

Ken K. Inouye	64	Secretary, Treasurer, Director

Dr. Yushan Yan	43	Director

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

Ken K. Inouye assumed his positions with us upon effectiveness of the Fullerene Agreement in August 2001. In addition to his positions with us, since 1979 Mr. Inouye has been CEO of Advanced American Technology, Inc., Los Angeles, CA, a privately held technology consulting firm. Mr. Inouye devotes approximately 50% of his business time to our business affairs.

Dr. Yushan Yan was appointed as a director of our Company in November 2004. In addition to his positions with us, since July 1998, Dr. Yan has been a Professor at the University of California, Riverside. He received a Bachelor of Science degree in Chemical Physics in 1988 from the University of Science and Technology of China. He also received a Masters degree in Chemical Engineering in 1995 from the California Institute of Technology and a Ph.D in Chemical Engineering in 1997, also from the California Institute of Technology. Dr. Yan is considered a leading authority on proton conductive membranes and nanostructured electrodes. Dr. Yan devotes a minimum of 10 hours per month to our business activities.

MEETINGS OF THE BOARD OF DIRECTORS

AND COMMITTEES OF THE BOARD OF DIRECTORS

Our operations are managed under the supervision of our Board of Directors, which has the ultimate responsibility for the establishment and implementation of our general operating philosophy, objectives, goals and policies.

During fiscal 2006, our Board of Directors did not have any formal meetings, but did take action in four (4) instances by unanimous consent. However, our directors, who are also our officers, work together on a daily basis.

During fiscal 2006, the Board of Directors had no committees. Management intends to establish both an Audit Committee and Compensation Committee once we begin to generate significant revenues in the future.

ITEM 9B. COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s officers, directors and person who own more than 10% of the Company’s Common Stock to file reports of ownership and changes in ownership with the Securities and Exchange Commission. All of the aforesaid persons are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file. During our fiscal year ended December 31, 2006, there were no changes in the holdings of any of our officers and directors, or our principal shareholders. Therefore, no reports were required to be filed.

ITEM 10. EXECUTIVE COMPENSATION.

REMUNERATION

The following table reflects all forms of compensation for services to us for the years ended December 31, 2006, 2005 and 2004, of our chief executive officer, as well as those persons who received in excess of $100,000 in annual compensation from us during the aforesaid time.

SUMMARY COMPENSATION TABLE

		Annual		Long-Term Compensation
		Compensation		Awards
Name and Principal Position	Year	Salary ($)	Bonus ($)	Restricted Stock Awards ($)	Stock Option Awards ($)	Securities underlying options/ SARS (#)	Non-Equity Incentive Plan Compensation	Non-qualified Deferred Compensation Earnings	All Other Compensation ($)	Total Compensation ($)
George Suzuki, President, CEO, director	2006	0	$15,000	0	0	0	0	0	0	$15,000
	2005	0	0	0	0	0	0	0	0	0
	2004	0	0	0	0	0	0	0	0	0

During our fiscal years ended December 31, 2005 and 2006, we paid Fullerene USA $6,000 per calendar quarter for financial management expenses. Messrs. Suzuki and Inouye, two of our officers and each of whom is a director, each own 40.2% of Fullerene’s issued and outstanding common stock.

We have adopted a policy whereby we reimburse officers and directors for out of pocket expenses incurred by each of them in the performance of their relevant duties. We reimbursed our President, George Suzuki the aggregate amount of $4,882 for out of pocket expenses incurred during our fiscal year ended December 31, 2006. We did not reimburse any other officer or director for any such expenses during the fiscal year ended December 31, 2006.

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

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percent of Class

Fullerene USA, Inc. 1721 Garvey Ave., #A Alhambra, CA 91803	29,100,000	(1)	41.7%

Stephen G. Godwin 11854 Darlington Ave., #304 Los Angeles, CA 90049	6,000,000	(1)	8.6%

All Directors and Executive Officers as a Group (3 persons)	29,100,000	(1)	41.7%

(1)

Messrs. Suzuki and Inouye, two of our officers and each of whom is a director, each own 40.2% of Fullerene’s issued and outstanding common stock. Further, in addition to the 6 million shares owned by Mr. Godwin referenced above, he owns approximately 19.4% interest in Fullerene USA, Inc.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

During the years ended December 31, 2005 and 2006, we paid Fullerene USA, Inc. our majority stockholder, $6,000 per quarter for financial management expenses. Messrs. Suzuki and Inouye, two of our officers and each of whom is a director, each own 40.2% of Fullerene’s issued and outstanding common stock.

In addition, we operate our business from offices at 131 N. Tustin Ave., Suite 100, Tustin, CA 92780. We share this space pursuant to a verbal, month-to-month sublease with Belltec Industries, a company owned by George Suzuki, our President and a director. Our monthly rent is $600. This space consists of 700 square feet of executive office space. See “PART I, Item 2, Description of Property.”

Except as stated above or as stated elsewhere, no member of management, executive officer or security holder had any direct or indirect interest in any other transaction with us.

PART IV

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

(a)	Exhibits. The following exhibits are attached to this Report:

Exhibit No.	Description

10.4	Lease Agreement dated January 24, 2007

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Following are a list of exhibits which we previously filed in other reports which we filed with the SEC, including the Exhibit No., description of the exhibit and the identity of the Report where the exhibit was filed.

Exhibit No.	Description

2.1*	Corporate Charter
2.2*	Articles of Incorporation
2.3*	Amendment to Articles of Incorporation
2.4*	Bylaws
2.5**	Amendment to Articles of Incorporation
10.1**	Agreement between the Company and Fullerene, USA, Inc.
10.2***	Lease Agreement – Riverside Laboratory
10.3****	Agreement between the Company and Bourns, Inc.

_____________________

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

****Filed with the Securities and Exchange Commission in the Exhibits to Form 10-KSB filed on April 18, 2006, and is incorporated by reference herein.

(b)	Reports on Form 8-K.

We did not file any reports on Form 8-K during the three month period ended December 31, 2006.

Subsequent Events

On or about January 24, 2007, we filed a report on Form 8-K advising that effective December 18, 2006, pursuant to an Assignment and Assumption of Equipment Purchase Agreement, we were assigned all rights of TDM L.L.C. relating to an Agreement dated August 22, 2006, as amended December 20, 2006, between SGL Technic Inc., a wholly owned subsidiary of SGL Technologies GmbH, a German company (“SGL”), and TDM, LLC (“TDM”), wherein we acquired certain equipment on an “as is” basis. This equipment consists of two press machine sets (200 and 800 ton) plus auxiliary equipment, which is used for manufacturing of bi-polar plates. We have been developing the MEA business segment of the fuel cell industry and have nanoMEA technology to enhance performance and durability. A fuel cell stack (essentially an electricity generator) consists of an MEA, GDL (gas diffusion layer) and bipolar plates. As such, management believes that this acquisition of equipment fits in with our proprietary technology. The purchase price of the equipment was $200,000 (US), all of which has been paid except for the balance of $95,000, which shall become due on or before June 30, 2007.

This equipment acquisition allows us to expand our current business plan to begin to manufacture bipolar plates, which will provide us with the capability of marketing our own fuel cell components for the industry.

On or about February 2, 2007 we filed a report on Form 8-K, advising that on January 24, 2007, we issued an aggregate of 2,214,285 “restricted” shares of our Common Stock (the “Shares”). We received proceeds of $300,000 from the sale thereof ($0.14 per share). The Shares were sold to a total of 10 investors, all of whom were “accredited investors” as that term is defined under Rule 501(a) of Regulation D as promulgated under the Securities Act of 1933, as amended.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Our Board of Directors reviews and approves audit and permissible non-audit services performed by its independent accountants, as well as the fees charged for such services. In our review of non-audit service fees and its appointment of Stark Winter Schenkein & Co., LLP as our independent accountants, our Board of Directors considered whether the provision of such services is compatible with maintaining independence. All of the services provided and fees charged by Stark Winter Schenkein & Co., LLP, in fiscal years ended December 31, 2006, were approved by our Board of Directors.

Audit Fees

The aggregate fees billed by Stark Winter Schenkein & Co., LLP for professional services for the audit of our annual financial statements and the reviews of the financial statements included in our quarterly reports on Form 10-QSB for 2006 and 2005 were $23,650 and $22,000, respectively, net of expenses.

Audit-Related Fees

There were no other fees billed by during the last two fiscal years for assurance and related services that were reasonably related to the performance of the audit or review of our financial statements and not reported under “Audit Fees” above.

Tax Fees

The aggregate fees billed during the last two fiscal years for professional services rendered for tax compliance for fiscal years ended December 31, 2006 and 2005 were $3,250 and $2,900, respectively.

All Other Fees

There were no other fees billed by Stark Winter Schenkein & Co., LLP during the last two fiscal years for products and services provided.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 1, 2007.

PACIFIC FUEL CELL CORP. (Registrant) By: s/George Suzuki George Suzuki, President

In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on April 1, 2007.

s/George Suzuki George Suzuki, Director
s/Ken K. Inouye Ken Inouye
Dr. Yushan Yan, Director