Form 10QSB
period 2007-03-31
PACIFIC FUEL CELL CORP
filed 2007-05-18
CIK 1098578

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

Quarterly Report Under

the Securities Exchange Act of 1934

For Quarter Ended: March 31, 2007

Commission File Number: 0-28031

PACIFIC FUEL CELL CORP.

(Exact name of small business issuer as specified in its charter)

Nevada

(State or other jurisdiction of incorporation or organization)

80-0043875

(IRS Employer Identification No.)

131 N. Tustin Ave.

Suite 100

Tustin, CA

(Address of principal place of business)

92780

(Zip Code)

(714) 564-1693

(Issuer’s Telephone Number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes    X    No             .

The number of shares of the registrant’s only class of common stock issued and outstanding as of May 18, 2007, was 73,170,248 shares.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)              Yes    X    No

PART I

ITEM 1.	FINANCIAL STATEMENTS.

PACIFIC FUEL CELL CORP.

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED BALANCE SHEET

March 31, 2007

(UNAUDITED)

ASSETS

CURRENT ASSETS
Cash	$510,145
Prepaid expenses	3,998
Total current assets	514,143

Property and equipment, net	271,649

Other Assets
Rent security deposit	9,054
Utility deposit	1,933
10,987

$796,779

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$302,914
Total current liabilities	302,914

STOCKHOLDERS’ EQUITY
Preferred stock, $0.01 par value,
1,000,000 shares authorized, none outstanding	—
Common stock, $0.001 par value, 200,000,000
shares authorized, 73,170,248 shares issued and outstanding	73,170
Additional paid in capital	3,846,042
Deferred stock compensation	(30,000)
(Deficit) accumulated during the development stage	(3,395,347)
493,865

$796,779

The accompanying notes are an integral part of the financial statements.

PACIFIC FUEL CELL CORP.

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	QUARTER ENDED MARCH 31, 2007	QUARTER ENDED MARCH 31, 2006	MAY 5, 1998 (INCEPTION) TO MARCH 31, 2007
REVENUE
Sales	$—	$—	$71,988
Grants	—	—	99,901
	—	—	171,889

COSTS AND EXPENSES
Operating expenses	118,327	456	200,614
General and administrative	187,650	35,185	1,583,261
Research and development	98,352	8,377	398,908
General and administrative, stock compensation	15,000	—	327,800
Depreciation and amortization	6,816	—	40,640
Change in value of derivative instruments, net	—	—	460,498
Loss on extinguishment of debentures	—	—	16,706
Loss on asset impairment	—	—	510,667
Loss on disposal of property and equipment	—	—	3,391
	426,145	44,018	3,542,485

OPERATING (LOSS)	(426,145)	(44,018)	(3,370,596)

OTHER INCOME (EXPENSE)
Interest income	200	199	7,801
Interest expense	—	(232)	(66,709)
Foreign currency transaction gain (loss)	—	—	(168)
Other	—	—	(1,175)
	200	(33)	(60,251)

NET (LOSS) BEFORE EXTRAORDINARY ITEM	(425,945)	(44,051)	(3,430,847)

EXTRAORDINARY ITEM, Gain on forgiveness of debt, net of income taxes of $12,070	—	—	23,430

NET (LOSS) BEFORE INCOME TAX EXPENSE (BENEFIT)	(425,945)	(44,051)	(3,407,417)

INCOME TAX EXPENSE (BENEFIT)	—	—	(12,070)

NET (LOSS)	$(425,945)	$(44,051)	$(3,395,347)

PER SHARE INFORMATION:

WEIGHTED AVERAGE SHARES OUTSTANDING -
BASIC AND DILUTED	72,280,470	66,677,538	72,280,470

NET (LOSS) PER COMMON SHARE (BASIC & DILUTED)	$(0.01)	$(0.00)

The accompanying notes are an integral part of the financial statements.

PACIFIC FUEL CELL CORP.

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	THREE MONTHS ENDED
	MARCH 31, 2007	MARCH 31, 2006	FOR THE PERIOD MAY 5, 1998 (INCEPTION) TO MARCH 31, 2007
OPERATING ACTIVITIES
Net (loss)	$(425,945)	$(44,051)	$(3,395,347)
Adjustments to reconcile net (loss) to net cash (used in) operating activities:
Stock compensation	15,000	20,000	480,800
Amortization of discount on loan payable	—	—	5,239
Contributed services to capital	1,500	4,500	13,500
Reserve for uncollectible accounts receivable	—	—	36,298
Extraordinary item	—	—	35,500
Loss on disposal of property and equipment	—	—	3,391
Non cash derivative debenture costs	—	—	657,465
Amortization and depreciation	6,816	771	40,640
Interest expense converted to loan payable	—	—	12,684
Loss on impairment of assets	—	—	510,167
Changes in:
Prepaid research and development	—	18,752	—
Inventory held by vendor	—	9,621	—
Discount on loan	—	—	3,061
Prepaid expense	(939)	1,787	(3,498)
Rent security deposit	(5,995)	—	(9,054)
Utility security deposit	(1,933)	—	(1,933)
Accounts payable - related party	—	—	—
Accounts payable	157,034	(13,648)	215,884
Net cash (used in) operating activities	(254,462)	(56,681)	(1,395,203)
INVESTING ACTIVITIES
Purchase of fixed assets	(27,120)	—	(186,719)
Cash received in purchase of Cellfoods	—	—	16,898
Refund (deposit) on equipment	70,000	—	—
Investment in mineral claims	—	—	(5,000)
Net cash provided by (used in) investing activities	42,880	—	(174,821)
FINANCING ACTIVITIES
Proceeds from loans payable – shareholders	—	—	285,462
Payments on loans payable – shareholders	—	—	(11,083)
Deferred debenture costs	—	—	(136,000)
(Payments) proceeds of convertible redeemable debentures	—	—	776,855
Payments on loan payable – related parties	—	—	(60,000)
Proceeds from stock sales, net of issuance costs	608,000	—	1,224,935
Net cash provided by financing activities	608,000	—	2,080,169
Net increase (decrease) in cash	396,418	(56,681)	510,145
CASH AT BEGINNING OF PERIOD	113,727	166,130	—
CASH AT END OF PERIOD	$510,145	$109,449	$510,145
SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest	$—	$—	$375
Cash paid for income taxes	$—	$—	$2,400
SUPPLEMENTAL DISCLOSURE OF SIGNIFICANT NON- CASH FINANCING AND INVESTING ACTIVITIES:
Discount on loan payable - related party	$—	$—	$8,300
Issuance of stock for purchase of license agreement	$—	$—	$451,500
Accrued interest	$—	$(129)	$(1,679)
Convertible redeemable debentures	$—	$(15,000)	$(808,728)
Conversion of accrued interest into contributed capital	$—	$—	$179,610
Cancellation of 2,000,000 shares at par value	$—	$—	$2,000
Issuance of stock for repayment of advances	$—	$—	$116,050
Conversion of accrued interest into promissory notes	$—	$—	$12,684
Issuance of stock for purchase of domain asset	$—	$—	$65,000
Deposit applied to purchase of fixed assets	$100,000	$—	$100,000

The accompanying notes are an integral part of the financial statements.

PACIFIC FUEL CELL CORP.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2007

(UNAUDITED)

Note 1. Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. They do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation, have been included in the accompanying unaudited financial statements. Operating results for the periods presented are not necessarily indicative of the results that may be expected for the full year. For further information, refer to the financial statements and notes thereto, included in the Company’s Form 10-KSB as of December 31, 2006, and for the years ended December 31, 2006 and 2005.

Note 2. Going Concern

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern. The Company has incurred losses since inception of $3,395,347 and is reliant on raising capital to initiate its business plan. The Company has purchased equipment and has obtained licensing rights to produce bipolar plates with the intent of selling these plates to generate revenue. (See Note 6).The Company is exploring options to expand operations and raise additional funds through equity and debt financing, however, the Company has no commitment from any party to provide additional capital and there is no assurance that such funding will be available when needed, or if available, that its terms will be favorable or acceptable to the Company.

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

Note 4. Research and Development

On August 21, 2002 the Company entered into a one-year agreement with the University of California (the “University”) to develop a commercially viable fuel cell. The Company and the University entered into an agreement to extend the completion date to February 29, 2004. On May 4, 2004, the agreement was further extended through April 30, 2007. This agreement is being negotiated at the present time.

On October 13, 2006, an amendment was executed requiring payments of $135,876, of which $50,229 was paid in the prior period. The payments come due as follows: $50,252 on or before January 31, 2007; and $35,395 on or before February 28, 2007. The total of these two payments is recorded in accounts payable at March 31, 2007.

Note 5. Common Stock

During the three months ended March 31, 2007, the Company sold 2,142,852 shares of its restricted stock at a price of $.14 per share, for cash proceeds of $300,000; and 1,232,000 shares of its restricted stock at a price of $.25 per share, for cash proceeds of $308,000.

In October 2006, the Company's Board of Directors issued 200,000 shares of its restricted common stock in exchange for consulting services relating to manufacturing, financial public relations and business development services, valued at $60,000, which was recorded as deferred stock compensation and is being recognized ratably over twelve months at the rate of $15,000 per quarter.

Note 6. COMMITMENTS AND CONTINGENCIES

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

On January 24, 2007 the Company entered into a new lease agreement for 23,886 square feet of commercial space located at 4413 Hamann Parkway, Willoughby, Ohio. The lease is for two years starting on March 1, 2007 and ending February 28, 2009. The future minimum payments required under the lease are $53,952, $96,644 and $16,931 for 2007, 2008 and 2009 respectively.

On February 28, 2007 the Company was named as a defendant in a lawsuit pending in the Court of Common Pleas for Lake County, Ohio, captioned “SKRL Tool & Die, Inc., et al. v. William Berwald, et al., Case No. 07-CV-000567.” In their complaint, Plaintiffs allege that two of their former employees – current employees of the Company in Willoughby, Ohio, manufacturing facility – possess confidential and proprietary trade secrets of SKRL pertaining to the manufacturing of bipolar plates for fuel cells. Plaintiffs have asserted against these employees and us claims for, among other things, unfair competition, misappropriation of trade secrets and tortuous interference with business relationships and seek compensatory and punitive damages, as well as injunctive relief that would preclude the two former SKRL employees from continuing to be employed by the Company. The Company believes these claims are without merit, in that the employees possess no trade secrets of SKRL, and moreover, the Company would have no use for such trade secrets, as its current employees (other than the two defendants) possess far more technological and marketing information in the industry than the SKRL employees would ever have been privy to. The Company is, therefore, vigorously defending the Company’s interests, and believes the defense will ultimately be successful. The Company has filed counterclaims against the Plaintiffs in this matter, alleging unfair competition, tortuous interference with business expectancy and tortuous interference with employment relationships and has requested that the court award damages as a result. The Plaintiff’s Notice of Withdrawal of Motion for Temporary Restraining Order and Preliminary Injunction was filed on April 26, 2007, with the Court.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF
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

RESULTS OF OPERATIONS

Comparison of Results of Operations for the three-month periods ended March 31, 2007 and 2006

During the three-month periods ended March 31, 2007 and 2006, we did not generate any revenues.

During the three month period ended March 31, 2007, we incurred costs and expenses totaling $426,145, compared to costs and expenses of $44,018 during the similar period in 2006, an increase of $382,127. This significant increase in costs and expenses is primarily attributable to the development of our new business of manufacturing bipolar plates more fully described under “Plan of Operation” below. The costs and expenses incurred during the three month period ended March 31, 2007, included $118,327 in operating expense relating to our new business of manufacturing bipolar plates, $98,352 in research and development costs that were attributable to our continued efforts to improve our proprietary MEA (membrane electrode assembly) and $187,650 in general and administrative expense. During the three month period ended March 31, 2006, we incurred costs and expenses of $44,018, including $8,377 in research and development costs and $35,185 in general and administrative expense. The increase in general and administrative expense during the three month period ended March 31, 2007, compared to the similar period in 2006, arose as a result of our hiring of additional employees relevant to our factory for the purpose of manufacturing bipolar plates, as we have added an aggregate of 10 employees to work at our factory since the three month period ended March 31, 2006. We expect to begin generating revenues from this factory in the second quarter of 2007.

As a result, we incurred a net loss of ($425,945) during the three month period ended March 31, 2007, compared to a net loss of ($44,051) for the similar period ended March 31, 2006. Because we did not generate revenues during the three month period ended March 31, 2007, following is our Plan of Operation.

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

On August 21, 2002, we entered into an agreement with the University of California (“UCR”), to develop a commercially viable fuel cell, exploiting our proprietary technology. On May 4, 2004, this agreement was extended through April 30, 2006, so long as we continued to make payments. In order to allow us to make the aforesaid payments, we borrowed funds from Fullerene, our largest shareholder and a company owned by certain of our officers and directors, which were subsequently repaid in full. UCR, through its SMART program, provides matching funds for all direct costs applicable to development of the project. We applied for additional matching funds through this SMART program and have obtained a favorable decision. These funds are being provided directly to UCR for our research projects. This also provides a multi-year relationship with UCR. All information we provide to UCR has been deemed confidential for a period of one (1) year after expiration or termination of the agreement.

On October 13, 2006, an amendment was executed with UCR requiring aggregate payments of $135,876, of which $50,252 has been paid as of the date of this Report. As of March 31, 2007, $85,647 is included in research and development expense and accounts payable.

As a result of our relationship with UCR, on November 10, 2003, we announced that a research team headed by Professor Yushan Yan of UCR had successfully developed a fuel cell using carbon nanotube-based electrodes. As a result of our research and development activities with UCR, we expect that the use of multi-walled carbon nanotubes as a platinum support for proton exchange membrane fuel cells will reduce the manufacturing cost of fuel cells through a decreased use of platinum. Current technology uses platinum, a precious metal, as the catalyst for hydrogen to separate into a proton and electron. Since platinum is a high cost metal in very limited production, it is cost prohibitive, preventing fuel cells from being economically viable even at high volume production. Our proposed method of producing fuel cells is expected to minimize or eliminate the use of platinum. We expect to produce low cost fuel cells at high volume production levels.

Acquisition of New Business

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

The purchase price of the equipment was $200,000. As of the date of this Report, we have paid an aggregate of $100,000; $5,000 was previously paid by TDM. The balance of $95,000 shall become due on or before June 30, 2007. We intend to utilize the proceeds received from our recent private offerings described below to pay this obligation.

This equipment acquisition allows us to expand our current business plan to begin to manufacture bipolar plates, which will provide us with the capability of marketing our own fuel cell components for the industry. We have moved the equipment to a new location approximately 5 miles from the equipment’s previous location in Willoughby, Ohio, and have retained manufacturing personnel. We have retained the services of two new employees, a director of sales and a director of manufacturing, both of whom have direct experience in the fuel cell business and manufacturing of bi-polar plate components. We are also engaged in discussions with various parties who have expressed an interest in providing us with additional equity capital to allow us to move forward. As of the date of this Report, we have manufactured and shipped products and have acquired 10 customers.

SGL discontinued its bi-polar plate manufacturing business. Current customers of SGL for the bipolar plates consist of many of the top fuel cell companies in the world, almost all of whom are potential customers for our MEA. In the event we are able to transfer sales and begin manufacturing, of which there can be no assurance, we expect to supply many of these customers.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2007, we had $510,145 in cash. We had $302,914 in accounts payable reflecting equipment, materials and supplies we have purchased for the production of bi-polar plates.

In January 2007, we issued an aggregate of 2,142,852 “restricted” shares of our Common Stock (the “Shares”). We received proceeds of $300,000 from the sale thereof ($0.14 per share). The Shares were sold to a total of 10 investors, all of whom were “accredited investors” as that term is defined under Rule 501(a) of Regulation D as promulgated under the Securities Act of 1933, as amended. We relied upon the exemption from registration afforded by Regulation D and Section 4/2, promulgated under the Securities Act of 1933, as amended, to issue the Shares. The proceeds from this offering have been used for our new operations described above under “Plan of Operation.”

We are currently engaged in a private offering of our Common Stock whereby we intend to raise up to $3 million in subscriptions therefrom. As of the date of this Report we have sold an aggregate of 1,232,000 “restricted” shares of our Common Stock (the “Shares”). We received proceeds of $308,000 from the sale thereof ($0.25 per share). Thus far the Shares have been sold to a total of 13 investors, of which 6 are accredited and 7 non-accredited as those terms are defined under Rule 501(a) of Regulation D as promulgated under the Securities Act of 1933, as amended. We relied upon the exemption from registration afforded by Regulation D and Section 4/2, promulgated under the Securities Act of 1933, as amended, to issue the Shares. The proceeds from this offering will be used for our new operations described in above, as well as for continued development of our fuel cell technology, provided that we raise the full $3 million, of which there can be no assurance. The initial funds received in this offering shall be utilized for our new business, described elsewhere herein.

We believe that we currently have sufficient funds available for us to continue to implement our business plan for the next 12 months. However, we estimate that we will require an additional $2.5 million in additional debt or equity capital to fully implement our business plan in the future and there are no assurances that we will be able to raise this capital when needed. However, this amount may decrease if we can generate profits from our new business described herein. While there are no definitive agreements in place as of the date of this Report, we are currently engaged in various discussions with interested parties to provide these funds or otherwise enter into a strategic alliance to provide such funding. As of the date of this Report we have commenced a private offering of our Common Stock on a self-underwritten basis. See “Part II, Item 2, Changes in Securities,” below. The inability to obtain sufficient funds from external sources when needed will have a material adverse affect on our results of operations and financial condition.

TRENDS

Since our announcement of the successful development of a carbon nanotube support base fuel cell electrode in November 2003, we have been receiving a significant amount of attention from the investment community. Stock volume has increased and we have received indications of interest from investors. There have also been significant hits on our web site from investment firms. In this regard, while there are no assurances, we are hopeful that we will be able to raise approximately $2.5 million in additional funding in order to allow us to produce and demonstrate to fuel cell manufacturers a commercially viable prototype. However, if we can begin generating profits from the operation of our new business, we intend to allocate these profits to our other business of developing fuel cells. See “Plan of Operation” and “Liquidity and Capital Resources,” above.

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

INFLATION

Although our operations are influenced by general economic conditions, we do not believe that inflation had a material affect on our results of operations during the three-month period ended March 31, 2007.

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

In their complaint, Plaintiffs allege that two of their former employees – current employees of ours in our Willoughby, Ohio, manufacturing facility – possess confidential and proprietary trade secrets of SKRL pertaining to the manufacturing of bipolar plates for fuel cells. Plaintiffs have asserted against these employees and us claims for, among other things, unfair competition, misappropriation of trade secrets and tortious interference with business relationships and seek compensatory and punitive damages, as well as injunctive relief that would preclude the two former SKRL employees from continuing to be employed by us. As indicated below, a motion for temporary restraining order and preliminary injunctive relief has been withdrawn.

We believe these claims are without merit, in that the employees possess no trade secrets of SKRL, and moreover, we would have no use for such trade secrets, as our current employees (other than the two defendants) possess far more technological and marketing information in the industry than the SKRL employees would ever have been privy to. We are therefore vigorously defending the Company’s interests, and believe the defense will ultimately be successful. We have filed counterclaims against the Plaintiffs in this matter, alleging unfair competition, tortuous interference with business expectancy and tortuous interference with employment relationships and have requested that the court award us damages as a result. The Plaintiff’s Notice of Withdrawal of Motion for Temporary Restraining Order and Preliminary Injunction was filed on April 26, 2007 with the Court.

We are not a party to any other pending legal proceedings, nor are we aware of any other pending or threatened claims.

ITEM 2.	CHANGES IN SECURITIES.

In January 2007, we issued an aggregate of 2,142,852 “restricted” shares of our Common Stock (the “Shares”). We received proceeds of $300,000 from the sale thereof ($0.14 per share). The Shares were sold to a total of 10 investors, all of whom were “accredited investors” as that term is defined under Rule 501(a) of Regulation D as promulgated under the Securities Act of 1933, as amended. We relied upon the exemption from registration afforded by Regulation D and Section 4/2, promulgated under the Securities Act of 1933, as amended, to issue the Shares. The proceeds from this offering have been used for our new operations described above under “Part I, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations – Plan of Operation.”

We are in the process of issuing an aggregate of 1,232,000 “restricted” shares of our Common Stock (the “Shares”). We received proceeds of $308,000 from the sale thereof ($0.25 per share). The number of our issued and outstanding common shares referenced on the cover page of this Report include these Shares. The Shares were sold to a total of 13 investors, of which 6 are accredited and 7 are non accredited investors as those terms are defined under Rule 501(a) of Regulation D as promulgated under the Securities Act of 1933, as amended. We relied upon the exemption from registration afforded by Regulation D and Section 4/2, promulgated under the Securities Act of 1933, as amended, to issue the Shares. The proceeds from this offering will be used for our new operations described in “Part I, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations – Plan of Operation” above.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES - None

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS –

None

ITEM 5.	OTHER INFORMATION - None

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K -

(a)	Exhibits

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

On February 26, 2007 we filed a report on Form 8-K, advising we issued an aggregate of 2,142,852 “restricted” shares of our Common Stock. We received proceeds of $300,000 from the sale thereof ($0.14 per share).

On January 24, 2007 we filed a report on Form 8-K, advising that effective December 18, 2006, pursuant to an Assignment and Assumption of Equipment Purchase Agreement, we were assigned all rights of TDM, L.L.C. relating to an Agreement dated August 22, 2006, as amended December 20, 2006, between SGL Technic Inc., a wholly owned subsidiary of SGL Technologies GmbH, a German company (“SGL’), and TDM, L.L.C. (“TDM”) wherein we acquired certain equipment on an “as is” basis. This equipment consists of two press machine sets (200 and 800 ton) plus auxiliary equipment, which is used for manufacturing of bi-polar plates. We have been developing the MEA business segment of the fuel cell industry and have nanoMEA technology to enhance performance and durability. A fuel cell stack (essentially an electricity generator) consists of an MEA, GDL (gas diffusion layer) and bipolar plates. As such, management believes that this acquisition of equipment fits in with our proprietary technology.

The purchase price of the equipment was $200,000 (US). As of the date of this Report, we have paid an aggregate of $100,000; $5,000 was previously paid by TDM. The balance of $95,000 shall become due on or before June 30, 2007. For a more detailed description of what we intend to do with this equipment, see “Part I, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations – Plan of Operation,” above.

We did not file any other reports on Form 8-K during the three-month period ended March 31, 2007.

SIGNATURES

Pursuant to the requirements of Section 12 of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 18 2007	PACIFIC FUEL CELL CORP. (Registrant) By: s/Ken Inouye Ken Inouye, Secretary and Treasurer