Form 10QSB
period 2007-06-30
PACIFIC FUEL CELL CORP
filed 2007-08-21
CIK 1098578

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

Quarterly Report Under

the Securities Exchange Act of 1934

For Quarter Ended: June 30, 2007

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

The number of shares of the registrant’s only class of common stock issued and outstanding as of August 20, 2007, was 74,510,248 shares.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) [__] Yes ☒ No

PART I

ITEM 1.	FINANCIAL STATEMENTS.

PACIFIC FUEL CELL CORP.

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED BALANCE SHEET

June 30, 2007

(UNAUDITED)

ASSETS

CURRENT ASSETS
Cash	$299,922
Accounts receivable	62,397
Inventory	22,248
Prepaid expenses	2,845
Total current assets	387,412

Property and equipment, net	275,378

Other Assets
Deposits	25,562

$688,352

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$153,394
Total current liabilities	153,394

STOCKHOLDERS’ EQUITY
Preferred stock $0.01 par value, 1,000,000 shares authorized, none outstanding	—
Common stock, $0.001 par value, 200,000,000 shares authorized, 74,310,248 shares issued and outstanding	74,310
Additional paid in capital	4,131,402
Deferred stock compensation	(15,000)
(Deficit) accumulated during the development stage	(3,655,754)
534,958
$688,352

The accompanying notes are an integral part of the financial statements

PACIFIC FUEL CELL CORP.

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

					FOR THE PERIOD
	THREE MONTHS ENDED		SIX MONTHS ENDED		MAY 5, 1998
	JUNE 30,	JUNE 30,	JUNE 30,	JUNE 30,	(INCEPTION) TO
	2007	2006	2007	2006	JUNE 30, 2007

REVENUE
Sales	$135,923	$—	$135,923	$—	$207,911
Grants	—	—	—	—	99,901
	135,923	—	135,923	—	307,812

COSTS AND EXPENSES
Operating expenses	160,906	25	313,861	481	361,520
General and administrative	194,658	57,653	347,849	92,838	1,777,920
Research and development	10,360	97,305	108,542	105,682	409,268
Stock compensation	15,000	—	30,000	—	342,800
Depreciation and amortization	15,631	—	22,448	—	56,271
Change in value of derivative instruments, net	—	—	—	—	460,498
Loss on extinguishment of debentures	—	—	—	—	16,706
Loss on asset impairment	—	—	—	—	510,667
Loss on disposal of property and equipment	—	—	—	—	3,391
	396,555	154,983	822,700	199,001	3,939,041

OPERATING (LOSS)	(260,632)	(154,983)	(686,777)	(199,001)	(3,631,229)

OTHER INCOME (EXPENSE)
Interest income	226	99	426	298	8,027
Interest expense	—	—	—	(232)	(66,709)
Foreign currency transaction gain (loss)	—	—	—	—	(168)
Other	—	—	—	—	(1,175)
	226	99	426	66	(60,025)

NET (LOSS) BEFORE EXTRAORDINARY ITEM	(260,406)	(154,884)	(686,351)	(198,935)	(3,691,254)

EXTRAORDINARY ITEM, Gain on forgiveness of debt, net of income taxes of $12,070	—	—	—	—	23,430

NET (LOSS) BEFORE INCOME TAX EXPENSE (BENEFIT)	(260,406)	(154,884)	(686,351)	(198,935)	(3,667,824)

INCOME TAX EXPENSE (BENEFIT)	—	—	—	—	(12,070)

NET (LOSS)	$(260,406)	$(154,884)	$(686,351)	$(198,935)	$(3,655,754)

PER SHARE INFORMATION:

WEIGHTED AVERAGE SHARES OUTSTANDING -BASIC AND DILUTED	74,006,248	66,677,538	73,136,701	66,677,538

NET (LOSS) PER COMMON SHARE (BASIC & DILUTED)	$(0.00)	$(0.00)	$(0.01)	$(0.00)

The accompanying notes are an integral part of the financial statements

PACIFIC FUEL CELL CORP.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	SIX MONTHS ENDED
	JUNE 30,	JUNE 30,	FOR THE PERIOD MAY 5, 1998 (INCEPTION) TO
	2007	2006	JUNE 30, 2007

OPERATING ACTIVITIES
Net cash (used in) operating activities	$(597,749)	$(103,951)	$(1,737,990)

INVESTING ACTIVITIES
Purchase of fixed assets	(164,481)	—	(224,080)
Cash received in purchase of Cellfoods	—	—	16,898
Deposit on Equipment	55,425	—	(114,575)
Investment in mineral claims	—	—	(5,000)
Net cash (used in) investing activities	(109,056)	—	(326,757)

FINANCING ACTIVITIES
Proceeds from loans payable – shareholders	—	—	285,462
Payments on loans payable – shareholders	—	—	(11,083)
Deferred debenture costs	—	—	(136,000)
(Payments) proceeds of convertible redeemable debentures	—	—	776,855
Payments on loan payable - related parties	—	—	(60,000)
Proceeds from stock sales, net of issuance costs	893,000	—	1,509,435
Net cash provided by financing activities	893,000	—	2,364,669

Net increase (decrease) in cash	186,195	(103,951)	299,922

CASH AT BEGINNING OF PERIOD	113,727	166,130	—

CASH AT END OF PERIOD	$299,922	$62,179	$299,922

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest	$—	$—	$375
Cash paid for income taxes	$—	$—	$2,400

The accompanying notes are an integral part of the financial statements.

PACIFIC FUEL CELL CORP.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2007

(UNAUDITED)

Note 1. Basis of Presentation and Accounting Policies

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

Inventories

Inventories consist of raw materials and are carried at the lower of cost or market, with cost determined using the first in, first out (FIFO) method.

Accounts receivable

The Company evaluates trade receivables that are past due to determine the appropriate allowance for doubtful accounts. The receivables are charged off in the period in which they are deemed uncollectible. The allowance for doubtful accounts at June 30, 2007 was $-0-.

Note 2. Going Concern

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern. The Company has incurred losses since inception of $3,655,754 and is reliant on raising capital to initiate its business plan. The Company has purchased equipment and has obtained licensing rights to produce bipolar plates, and on a limited basis, began selling these plates to generate revenue. The Company is exploring options to expand operations and raise additional funds through equity and debt financing, however, the Company has no commitment from any party to provide additional capital and there is no assurance that such funding will be available when needed, or if available, that its terms will be favorable or acceptable to the Company.

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

Note 4. Research and Development

On August 21, 2002 the Company entered into a one-year agreement with the University of California (the “University”) to develop a commercially viable fuel cell. The Company and the University entered into an agreement to extend the completion date to February 29, 2004. On May 4, 2004, the agreement was further extended through April 30, 2007. A new amendment to further extend the completion date to May 10, 2008 was completed on June 26, 2007. The payments come due as follows: $35,395 is currently due and $50,252 to be paid on or before December 31, 2007.

Note 5. Merger Agreement

Effective May 14, 2004, the Company, Cellfoods Corporation (“Cellfoods”) and a wholly-owned subsidiary of the Company, PFCE Acquisition Corp. (“Sub”) consummated an Agreement and Plan of Merger, whereby Sub was merged with and into Cellfoods. All of the Cellfoods’ issued and outstanding common shares were exchanged for 6,100 shares of the Company’s $.001 par value common stock, at a conversion ratio of .01 to 1, as a tax-free reorganization pursuant to Section 365(a) of the Internal Revenue Code. The shares were issued at their fair market value of $2,562, which has been charged to operations as purchased research and development during 2004. Cellfoods has had minimal activity to date. On May 25, 2005 the Company's Board of Directors approved the spin-off of Cellfoods, but the applicable registration statement has been placed on hold as of the date of this filing.

Note 6. Common Stock

During the three months ended March 31, 2007, the Company sold 2,142,852 shares of its restricted stock at a price of $.14 per share, for cash proceeds of $300,000; and, 1,232,000 shares of its restricted stock at a price of $.25 per share, for cash proceeds of $308,000.

During the three months ended June 30, 2007, the Company sold 1,140,000 shares of its restricted stock at a price of $.25 per share, for cash proceeds of $285,000.

Note 7. COMMITMENTS AND CONTINGENCIES

Effective December 18, 2006, pursuant to an Assignment and Assumption of Equipment Purchase Agreement, the Company was assigned all rights of TDM, LLC relating to an Agreement dated August 22, 2006, as amended December 20, 2006, between SGL Technic Inc., a wholly owned subsidiary of SGL Technologies GmbH, a German company (SGL), and TDM, LLC (TDM) wherein the Company acquired certain equipment on an “as is” basis. This equipment consists of two press machine sets (200 and 800 ton) plus auxiliary equipment, which is used for manufacturing of bi-polar plates. The purchase price of the equipment is $200,000. A balance of $100,000 was due on or before June 30, 2007 and has been paid.

On January 24, 2007 the Company entered into a new lease agreement for 23,886 square feet of commercial space located in Willoughby, Ohio. The lease is for two years starting on March 1, 2007 and ending February 28, 2009. The future minimum payments required under the lease are $53,952, $96,644 and $16,931 for 2007, 2008 and 2009 respectively.

On February 28, 2007 the Company was named as a defendant in a lawsuit pending in the Court of Common Pleas for Lake County, Ohio, captioned “SKRL Tool & Die, Inc., et al. v. William Berwald, et al., Case No. 07-CV-000567.” In their complaint, Plaintiffs allege that two of their former employees – current employees of the Company in Willoughby, Ohio, manufacturing facility – possess confidential and proprietary trade secrets of SKRL pertaining to the manufacturing of bipolar plates for fuel cells. Plaintiffs have asserted against these employees and us claims for, among other things, unfair competition, misappropriation of trade secrets and tortuous interference with business relationships and seek compensatory and punitive damages, as well as injunctive relief that would preclude the two former SKRL employees from continuing to be employed by the Company . The Company believes these claims are without merit, in that the employees possess no trade secrets of SKRL, and moreover, the Company would have no use for such trade secrets, as its current employees (other than the two defendants) possess far more technological and marketing information in the industry than the SKRL employees would ever have been privy to. The Company is, therefore, vigorously defending the Company’s interests, and believes the defense will ultimately be successful. The Company has filed counterclaims against the Plaintiffs in this matter, alleging unfair competition, tortious interference with business expectancy and tortuous interference with employment relationships and has requested that the court award the Company damages as a result. The Plaintiff’s Notice of Withdrawal of Motion for Temporary Restraining Order and Preliminary Injunction was filed on April 26, 2007 with the Court.

On May 11, 2007, the Company made a deposit of $14,575 to purchase two milling machines totaling $145,750. These machines were delivered in July 2007.

In July, 2007, the Company received $50,000 for the sale of 200,000 common shares at $.25 per share.

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

RESULTS OF OPERATIONS

Comparison of Results of Operations for the three-month periods ended June 30, 2007 and 2006

During the three-month period ended June 30, 2007 we generated aggregate revenues of $135,923. These revenues were generated as a result of development of our new business of manufacturing bipolar plates more fully described under “Plan of Operation” below. During the similar period in 2006, we did not generate any revenues.

Comparison of Results of Operations for the six-month periods ended June 30, 2007 and 2006

During the six-month periods ended June 30, 2007 we generated aggregate revenues of $135,923. These revenues were generated as a result of development of our new business of manufacturing bipolar plates more fully described under “Plan of Operation” below. We had previously advised in our Form 10-QSB for the three-month period ended March 31, 2007 that we expected to begin generating revenues during the second quarter of 2007. During the similar period in 2006, we did not generate any revenues.

During the six month period ended June 30, 2007, we incurred costs and expenses totaling $822,700, compared to costs and expenses of $199,001 during the similar period in 2006, an increase of $623,699. This significant increase in costs and expenses is primarily attributable to the development of our new business of manufacturing bipolar plates more fully described under “Plan of Operation” below. The costs and expenses incurred during the six-month period ended June 30, 2007 included $313,861 in operating expense relating to our new business of manufacturing bipolar plates, $108,542 in research and development costs that were attributable to our continued efforts to improve our proprietary MEA (membrane electrode assembly) and $347,849 in general and administrative expense. During the six-month period ended June 30, 2006, we incurred $105,682 in research and development costs and $92,838 in general and administrative expense. The increase in general and administrative expense during the three month period ended June 30, 2007, compared to the similar period in 2006, arose as a result of our hiring of additional employees relevant to our factory for the purpose of manufacturing bipolar plates, as we have added an aggregate of 10 employees to work at our factory since the six-month period ended June 30, 2006.

As a result, we incurred a net loss of ($686,351) during the six-month period ended June 30, 2007 (approximately $.01 per share), compared to a net loss of ($198,935) for the similar period ended June 30, 2006. Because we did not generate revenues during the three month period ended June 30, 2007, following is our Plan of Operation.

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

On August 21, 2002, we entered into an agreement with the University of California (“UCR”), to develop a commercially viable fuel cell, exploiting our proprietary technology. On May 4, 2004, this agreement was extended through April 30, 2006, so long as we continued to make payments. In order to allow us to make the aforesaid payments, we borrowed funds from Fullerene, our largest shareholder and a company owned by certain of our officers and directors, which were subsequently have repaid in full. UCR, through its SMART program, provides matching funds for all direct costs applicable to development of the project. We applied for additional matching funds through this SMART program and have obtained a favorable decision. These funds are being provided directly to UCR for our research projects. This also provides a multi-year relationship with UCR. All information we provide to UCR has been deemed confidential for a period of one (1) year after expiration or termination of the agreement.

On October 13, 2006, an amendment was executed with UCR requiring aggregate payments of $135,876, of which $50,252 has been paid as of the date of this report. On June 26, 2007 we executed another new amendment which provides for two payments totaling $85,647 to be paid as follows: $35,395 to be paid upon execution of this Amendment and $50,252 to be paid on or before December 31, 2007. We expect to make the $35,395 payment in the foreseeable future.

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

The purchase price of the equipment was $200,000, which has been paid in full as of June 30, 2007. We utilized the proceeds received from our recent private offerings described below to pay this obligation.

This equipment acquisition allows us to expand our current business plan to begin to manufacture bipolar plates, which will provide us with the capability of marketing our own fuel cell components for the industry. We have moved the equipment to a new location approximately 5 miles from the equipment’s previous location in Willoughby, Ohio, and have retained manufacturing personnel. We have retained the services of two new employees, a director of sales and a director of manufacturing, both of whom have direct experience in the fuel cell business and manufacturing of bi-polar plate components. We are also engaged in discussions with various parties who have expressed an interest in providing us with additional equity capital to allow us to move forward. As of the date of this report, we have manufactured and shipped product and have acquired more than 10 customers.

SGL discontinued its bi-polar plate manufacturing business. Current customers of SGL for the bipolar plates consist of many of the top fuel cell companies in the world, almost all of who are potential customers for our MEA. In the event we are able to transfer sales and begin manufacturing, of which there can be no assurance, we expect to supply many of these customers.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2007, we had $299,922 in cash. We had $153,394 in accounts payable reflecting equipment, materials and supplies we have purchased for the production of bi-polar plates. We had $62,397 in accounts receivable.

In August 2006, we closed a private offering of restricted shares of our Common Stock (the “August Shares”). We received proceeds of $338,500 from the sale of 2,417,858 Shares ($0.14 per share). The August Shares were sold to a total of 17 investors, including 2 “accredited investors” as that term is defined under Rule 501(a) of Regulation D as promulgated under the Securities Act of 1933, as amended.

In January 2007, we issued an aggregate of 2,142,852 “restricted” shares of our Common Stock (the “January Shares”). We received proceeds of $300,000 from the sale thereof ($0.14 per share). The Shares were sold to a total of 10 investors, all of whom were “accredited investors” as that term is defined under Rule 501(a) of Regulation D as promulgated under the Securities Act of 1933, as amended. The proceeds from this offering have been used for our new operations described above under “Plan of Operation.”

We are currently engaged in a private offering of our common stock whereby we intend to raise up to $3 million in subscriptions there from. As of the date of this report we have sold an aggregate of 2,572,000 “restricted” shares of our Common Stock (the “Shares”). We received proceeds of $643,000 from the sale thereof ($0.25 per share).   We relied upon the exemption from registration afforded by Regulation D and Section 4/2, promulgated under the Securities Act of 1933, as amended, to issue the Shares. The proceeds from this offering will be used for our new operations described in above, as well as for continued development of our fuel cell technology, provided that we raise the full $3 million, of which there can be no assurance. The initial funds received in this offering shall be utilized for our new business, described elsewhere herein.

We believe that we currently have sufficient funds available for us to continue to implement our business plan for the next 3 months. To remedy this situation, we are engaged in a private offering of our Common Stock, described above. We estimate that we will require an additional $3 million in additional debt or equity capital to fully implement our business plan in the future and there are no assurances that we will be able to raise this capital when needed. However, this amount may decrease if we can generate profits from our new business described herein. While there are no definitive agreements in place as of the date of this Report, we are currently engaged in various discussions with interested parties to provide these funds or otherwise enter into a strategic alliance to provide such funding. Our inability to obtain sufficient funds from external sources when needed will have a material adverse affect on our plan of operation, results of operations and financial condition.

TRENDS

Since our announcement of the successful development of a carbon nanotube support base fuel cell electrode in November 2003, we have been receiving a significant amount of attention from the investment community. Stock volume has increased and we have received indications of interest from investors. There have also been significant hits on our web site from investment firms. In this regard, while there are no assurances, we are hopeful that we will be able to raise approximately $3 million in additional funding in order to allow us to produce and demonstrate to fuel cell manufacturers a commercially viable component.

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

We believe that the reason that the fuel cell market is not rapidly expanding at this time is due to high manufacturing costs and lack of successful applications. We believe that a robust fuel cell market is inevitable, due to the advantages of low pollution and independence from fossil fuels. Major automobile, industrial and power supply companies are heavily involved in research and development activities of fuel cell technology and many have announced prototypes and commercial models. However, there has not been a major commercial breakthrough, which we attribute to the high cost of the products and the lack of consumer proven reliability in the automobile industry.

Management believes that the use of fuel cells as currently developed as a power source for forklifts in warehouse operations. This belief is based, in part, upon the fact that it believes that transportation company hubs are currently experiencing significant growth due to the expansion of Internet merchandise sales. Each hub utilizes a large numbers of forklifts. We believe that fuel cells may be more suitable as a power source for these forklifts, which currently are battery powered. The battery lasts only 4 to 6 hours in many cases and must be brought to the recharging center. That is creating inefficiency in the transportation hub operation. Fuel cell powered forklift can operate for a few days before refueling and maintenance. As of the date of this report we are exploring the economic viability of this market and there can be no assurances that we will expand our business plan to sell fuel cells to warehouses, or if we do attempt to expand in this manner, that our efforts will be successful. However, if so successful, management believes that this may be the first commercially viable use of fuel cells on a large scale.

INFLATION

Although our operations are influenced by general economic conditions, we do not believe that inflation had a material affect on our results of operations during the six-month period ended June 30, 2007.

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

In their complaint, Plaintiffs allege that two of their former employees – current employees of ours in our Willoughby, Ohio, manufacturing facility – possess confidential and proprietary trade secrets of SKRL pertaining to the manufacturing of bipolar plates for fuel cells. Plaintiffs have asserted against these employees and us claims for, among other things, unfair competition, misappropriation of trade secrets and tortious interference with business relationships and seek compensatory and punitive damages, as well as injunctive relief that would preclude the two former SKRL employees from continuing to be employed by us. As indicated below, the claim for preliminary injunctive relief has been withdrawn.

We believe these claims are without merit, in that the employees possess no trade secrets of SKRL, and moreover, we would have no use for such trade secrets, as our current employees (other than the two defendants) possess far more technological and marketing information in the industry than the SKRL employees would ever have been privy to. We are therefore vigorously defending the Company’s interests, and believe the defense will ultimately be successful. We have filed counterclaims against the Plaintiffs in this matter, alleging unfair competition, tortious interference with business expectancy and tortuous interference with employment relationships and have requested that the court award us damages as a result. The Plaintiff’s Notice of

Withdrawal of Motion for Temporary Restraining Order and Preliminary Injunction was filed on April 26, 2007 with the Court.

We are not a party to any other pending legal proceedings, nor are we aware of any other pending or threatened claims.

ITEM 2.	CHANGES IN SECURITIES.

In August 2006, we closed a private offering of restricted shares of our Common Stock (the “August Shares”). We received proceeds of $338,500 from the sale of 2,417,858 Shares ($0.14 per share). The August Shares were sold to a total of 17 investors, including 2 “accredited investors” as that term is defined under Rule 501(a) of Regulation D as promulgated under the Securities Act of 1933, as amended.

In January 2007, we issued an aggregate of 2,142,852 “restricted” shares of our Common Stock (the “January Shares”). We received proceeds of $300,000 from the sale thereof ($0.14 per share). The Shares were sold to a total of 10 investors, all of whom were “accredited investors” as that term is defined under Rule 501(a) of Regulation D as promulgated under the Securities Act of 1933, as amended. We relied upon the exemption from registration afforded by Regulation D and Section 4/2, promulgated under the Securities Act of 1933, as amended, to issue the Shares. The proceeds from this offering have been used for our new operations described above under “Plan of Operation.”

We are currently engaged in a private offering of our common stock whereby we intend to raise up to $3 million in subscriptions therefrom. As of the date of this report we have sold an aggregate of 2,372,000 “restricted” shares of our Common Stock (the “New Shares”). We have received proceeds of $593,000 from the sale thereof ($0.25 per share). Thus far the New Shares have been sold to a total of 13 investors, of which 6 are “accredited investors” as that term is defined under Rule 501(a) of Regulation D as promulgated under the Securities Act of 1933, as amended. We relied upon the exemption from registration afforded by Regulation D and Section 4/2, promulgated under the Securities Act of 1933, as amended, to issue these New Shares. The proceeds from this offering will be used for our new operations described in above, as well as for continued development of our fuel cell technology, provided that we raise the full $3 million, of which there can be no assurance. The initial funds received in this offering shall be utilized for our new business, described elsewhere herein.

SUBSEQUENT EVENT

In July 2007, we sold an aggregate of 200,000 shares of our Common Stock at a purchase price of $.25 per share for aggregate proceeds of $50,000 to one investor. We relied upon the exemption from registration afforded by Regulation D and/or Section 4/2, promulgated under the Securities Act of 1933, as amended, to issue these shares.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES - None

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS –

None

ITEM 5.	OTHER INFORMATION – None

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K -

(a)	Exhibits

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K.

We did not file any reports on Form 8-K during the six-month period ended June 30, 2007.

SIGNATURES

Pursuant to the requirements of Section 12 of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 20, 2007	PACIFIC FUEL CELL CORP. (Registrant) By:___s/Ken Inouye_________________ Ken Inouye, Secretary and Treasurer