Form 10KSB/A
period 2006-12-31
PACIFIC FUEL CELL CORP
filed 2007-11-01
CIK 1098578

U S SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-KSB/A1

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

Common Stock

(Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __X__ No ____

(Continued on Following Page)

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

TABLE OF CONTENTS

FORM 10-KSB ANNUAL REPORT

PACIFIC FUEL CELL CORP.

PAGE

Facing Page

Index

PART I

Item 1.	Description of Business	4
Item 2.	Description of Property	12
Item 3.	Legal Proceedings	13
Item 4.	Submission of Matters to a Vote of Security Holders	13

PART II

Item 5.	Market for the Registrant’s Common Equity and Related Stockholder Matters	13
Item 6.	Management’s Discussion and Analysis of Financial Condition
and Results of Operations	14
Item 7.	Financial Statements	21
Item 8.	Changes in and Disagreements on Accounting and Financial Disclosure	38
Item 8A.	Controls and Procedures	38

PART III

Item 9.	Directors, Executive Officers, Promoters and Control Persons;
Compliance with Section 16(a) of the Exchange Act	38
Item 10.	Executive Compensation	39
Item 11.	Security Ownership of Certain Beneficial Owners and Management	40
Item 12.	Certain Relationships and Related Transactions	41

PART IV

Item 13.	Exhibits and Reports on Form 8-K	41
Item 14.	Principal Accountant Fees and Services	43

SIGNATURES	45

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

Cellfoods is a development stage corporation that was organized in January 2003 engaged in the business of developing soybean powder for use in food preparation. This business was operated by Messrs. Koji Suzuki, the president of Cellfoods, Hiroyuki Igarashi, the vice president, and Ken Inouye, our former officer and director. Effective March 2005, we discontinued the Cellfoods operations due primarily to insufficient funds available to allow us to develop this business. Because we had limited funds, our management elected to devote our limited financial resources to our principal business of developing our fuel cell technology. We may, however, elect to reestablish Cellfoods business plan if management believes we have sufficient funds to do so in the future, of which there is no assurance. As of the date of this report, we intend to devote our financial resources to our existing businesses described elsewhere in this Report.

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

Cellfoods is a development stage company that was organized in January 2003, engaged in the business of developing soybean powder for use in food preparation. This business was operated by Messrs. Koji Suzuki, the president of Cellfoods, Hiroyuki Igarashi, the vice president, and Ken Inouye, our former officer and director. Effective March 2005, we discontinued the Cellfoods operations due primarily to insufficient funds available to allow us to develop this business. Because we had limited funds, our management elected to devote our limited financial resources to our principal business of developing our fuel cell technology. We may, however, elect to reestablish Cellfoods business plan if management believes we have sufficient funds to do so in the future, of which there is no assurance. As of the date of this report, we intend to devote our financial resources to our existing businesses described elsewhere in this Report.

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

PACIFIC FUEL CEL CORP.

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

MAY 5, 1998 (INCEPTION) THROUGH DECEMBER 31, 2006

	Common Stock
	Shares	Amount	Additional Paid in Capital	Deferred Stock Compensation	Common Stock Subscriptions	(Deficit) Accumulated During the Development Stage	Total
Issuance of stock for cash at $0.006 per share
(net of issuance costs)	3,000,000	$3,000	$15,118	$—	$—	$—	$18,118
Issuance of stock for repayment of advances
at $0.007 per share	2,250,000	2,250	12,750	—	—	—	15,000
Net (loss) for the period	—	—	—	—	—	(31,065)	(31,065)
Balance at December 31, 1998	5,250,000	5,250	27,868	—	—	(31,065)	2,053

Issuance of stock for purchase of domain
name at $0.007 per share	9,750,000	9,750	55,250	—	—	—	65,000
Issuance of stock for
cash at $0.007 per share	3,750,000	3,750	21,250	—	—	—	25,000
Issuance of stock subscriptions for
cash at $0.007 per share	—	—	—	—	19,000	—	19,000
Issuance of stock subscriptions as
payment of wages at $0.007 per share	—	—	—	—	11,000	—	11,000
Net (loss) for the year	—	—	—	—	—	(156,309)	156,309)
Balance at December 31, 1999	18,750,000	18,750	104,368	—	30,000	(187,374)	(34,256)

Issuance of stock pursuant to stock
subscriptions	4,500,000	4,500	25,500	—	(30,000)	—	—
Net (loss) for the year	—	—	—	—	—	(278,728)	(278,728)
Balance at December 31, 2000	23,250,000	23,250	129,868	—	—	(466,102)	(312,984)

Issuance of stock for license
agreement at $0.015 per share	30,100,000	30,100	421,400	—	—	—	451,500
Cancellation of common stock as
condition of license agreement	(2,000,000)	(2,000)	—	—	—	—	(2,000)
Issuance of stock for cash at $0.001 per share	6,000,000	6,000	—	—	—	—	6,000
Stock compensation related to issuance
of stock below fair market value	—	—	84,000	—	—	—	84,000
Stock compensation related to issuance
of stock warrant to acquire license	—	—	100,000	—	—	—	100,000
Issuance of stock for cash at $0.10 per share	520,000	520	51,480	—	—	—	52,000
Issuance of stock for debt forgiveness
from shareholders at $0.094 per share	1,070,000	1,070	99,980	—	—	—	101,050
Liabilities converted into contributed
capital	—	—	179,610	—			179,610
Net (loss) for the year	—	—	—	—	—	(219,441)	(219,441)
Balance at December 31, 2001	58,940,000	58,940	1,066,338	—	—	(685,543)	439,735

Issuance of stock for cash at $0.047 per share	1,000,000	1,000	45,819	—	—	—	46,819
Issuance of stock for services at $0.03 per share	1,500,000	1,500	43,500	—	—	—	45,000
Issuance of stock for cash at $0.05 per share	2,000,000	2,000	98,000	—	—	—	100,000
Discount on loan payable - related party
recorded as contributed capital	—	—	8,300	—	—	—	8,300
Net (loss) for the year	—	—	—	—	—	(579,912)	(579,912)
Balance at December 31, 2002	63,440,000	63,440	1,261,957	—	—	(1,265,455)	59,942

Net (loss) for the year	—	—	—	—	—	(103,382)	(103,382)
Balance at December 31, 2003	63,440,000	63,440	1,261,957	—	—	(1,368,837)	(43,440)

Debenture conversion @ $0.01 per share	300,008	300	111,486	—	—	—	111,786
Debenture conversion @ between $0.30 and $0.48 per share	2,657,246	2,657	1,018,043	—	—	—	1,020,700
Contributed services to capital	—	—	6,000	—	—	—	6,000
Purchase of Cellfoods	—	—	53,196	—	—	—	53,196
Shares issued for services @ $0.46 per share	80,000	80	36,720	—	—	—	36,800
Net (loss) for the year	—	—	—	—	—	(587,367)	(587,367)
Balance at December 31, 2004 (restated)	66,477,254	66,477	2,487,402	—	—	(1,956,204)	597,675

Contributed services to capital	—	—	6,000	—	—	—	6,000
Conversion of stock agreement @ $0.25 per share	100,000	100	24,900	—	—	—	25,000
Debenture conversion @ $0.215 per share	50,284	50	160,784	—	—	—	160,834
Shares issued for services @ $0.43 per share	50,000	50	21,450	—	—	—	21,500
Net (loss) for the year	—	—	—	—	—	(521,064)	(521,064)
Balance at December 31, 2005	66,677,538	66,677	2,700,536	—	—	(2,477,268)	289,945

Contributed services	—	—	6,000	—	—	—	6,000
Issuance of stock for cash at $0.14 per share	2,417,858	2,418	336,081	—	—	—	338,499
Shares issued for services @ $0.30 per share	200,000	200	59,800	(45,000)	—	—	15,000
Shares issued for services @ $0.276 per share	500,000	500	137,500				138,000
Net (loss) for the period	—	—	—	—	—	(492,134)	(492,134)
Balance at December 31, 2006	69,795,396	$69,795	$3,239,917	$(45,000)	—	$(2,969,402)	$295,310

PACIFIC FUEL CELL CORP.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS

	YEAR ENDED DECEMBER 31, 2006	YEAR ENDED DECEMBER 31, 2005	FOR THE PERIOD MAY 6, 1998 (INCEPTION) TO DECEMBER 31, 2006
OPERATING ACTIVITIES
Net (loss)	$(492,134)	$(521,064)	$(2,969,402)
Adjustments to reconcile net (loss) to net cash
(used) in operating activities:
Stock compensation	153,000	36,000	465,800
Amortization of discount on loan payable	—	—	5,239
Contributed services to capital	—	6,000	12,000
Reserve for uncollectible accounts receivable	—	—	36,298
Extraordinary item	—	—	35,500
Loss on disposal of property and equipment	—	—	3,391
Non cash derivative debenture costs	—	182,477	657,465
Depreciation and amortization	10,922	10,441	33,824
Interest expense converted to loan payable	—	—	12,684
Deposit - restocking fee	31,239		31,239
Loss on impairment of assets	—	—	510,167
Changes in:
Prepaid research and development	—	18,752	—
Inventory held by vendor	—	9,621	—
Discount on loan	—	—	3,061
Prepaid expense	2,486	3,860	(2,559)
Accounts receivable	—	—	(3,059)
Accounts payable	(2,414)	(7,900)	58,850
Net cash (used in) operating activities	(296,902)	(261,813)	(1,109,502)

INVESTING ACTIVITIES
Purchase of fixed assets	—	(54,708)	(59,599)
Cash received in purchase of Cellfoods	—	—	16,898
Deposit on equipment	(100,000)	44,761	(201,239)
Investment in mineral claims	—	—	(5,000)
Net cash (used in) investing activities	(100,000)	(9,947)	(248,940)

FINANCING ACTIVITIES
Proceeds from loans payable – shareholders	—	—	285,462
Payments on loans payable – shareholders	—	—	(11,083)
Deferred debenture costs	—	—	(136,000)
(Payments) proceeds of convertible redeemable debentures	—	(223,145)	776,855
Payments on loan payable - related parties	—	—	(60,000)
Proceeds from stock sales, net of issuance costs	344,498	15,500	616,935
Net cash provided by (used in) financing activities	344,498	(207,645)	1,472,169

Net increase (decrease) in cash	(52,403)	(479,405)	113,727

CASH AT BEGINNING OF PERIOD	166,130	645,535	—

CASH AT END OF YEAR	$113,727	$166,130	$113,727

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest	$375	$—	$375
Cash paid for income taxes	$2.400	$—	$2,400

SUPPLEMENTAL DISCLOSURE OF SIGNIFICANT NON-CASH FINANCING AND INVESTING ACTIVITIES
Discount on loan payable - related party	$—	$—	$8,300
Issuance of stock for purchase of license agreement	$—	$—	$451,500
Accrued interest	$—	$(129)	$(1,679)
Convertible redeemable debentures	$—	$(15,000)	$(808,728)
Conversion of accrued interest into contributed capital	$—	$—	$179,610
Cancellation of 2,000,000 shares at par value	$—	$—	$2,000
Issuance of stock for repayment of advances	$—	$—	$116,050
Conversion of accrued interest into promissory notes	$—	$—	$12,684
Issuance of stock for purchase of domain asset	$—	$—	$65,000

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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 8A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-14(c) and Rule 15d-14(c) of the Exchange Act) designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized, and reported within the required time periods. Our Chief Executive Officer and Chief Financial Officer have concluded, based upon their evaluation of these disclosure controls and procedures as of the date of this Report, that, as of the date of their evaluation, these disclosure controls and procedures were effective at ensuring that the required information will be disclosed on a timely basis in our reports filed under the Exchange Act.

Changes in Internal Controls

We maintain a system of internal controls that is designed to provide reasonable assurance that our books and records accurately reflect our transactions and that our established policies and procedures are following. There were no significant changes to our internal controls or in other factors that could significantly affect such internal controls subsequent to the date of the evaluation of such internal controls by our Chief Executive Officer and Chief Financial Officer, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

Our directors and officers as of the date of this Report are as follows:

Name	Age	Position_________

George Suzuki	64	President, Secretary,

Treasurer and Director

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

RESUMES

George Suzukiassumed his positions with us upon effectiveness of the Fullerene Agreement in August 2001. In addition to his positions with us, since January 1991, Mr. Suzuki has been CEO of Beltec Industries, Inc., Tustin, CA, a privately held company engaged in the sale of air purification systems. Also, from August 1986 through September 1996, Mr. Suzuki was President of Unibell International Co. Ltd., Tustin, CA, a privately held real estate company engaged in land development and investment. Mr. Suzuki devotes approximately 90% of his business time to our business affairs.

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

____________________

(1)

Mr. Suzuki, our sole officer and director, owns 40.2% of Fullerene’s issued and outstanding common stock. Further, in addition to the 6 million shares owned by Mr. Godwin referenced above, he owns approximately 19.4% interest in Fullerene USA, Inc.

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

Exhibit No.	Description

2.1*	Corporate Charter
2.2*	Articles of Incorporation
2.3*	Amendment to Articles of Incorporation
2.4*	Bylaws
2.5**	Amendment to Articles of Incorporation
10.1**	Agreement between the Company and Fullerene, USA, Inc.
10.2***	Lease Agreement – Riverside Laboratory
10.3****	Agreement between the Company and Bourns, Inc.
10.4*****	Lease Agreement dated January 24, 2007

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

*****Filed with the Securities and Exchange Commission in the Exhibits to Form 10-KSB filed on April 2, 2007, and is incorporated by reference herein.

(b)	Reports on Form 8-K.

We did not file any reports on Form 8-K during the three month period ended December 31, 2006.

Subsequent Events

On or about January 24, 2007, we filed a report on Form 8-K advising that effective December 18, 2006, pursuant to an Assignment and Assumption of Equipment Purchase Agreement, we were assigned all rights of TDM L.L.C. relating to an Agreement datedAugust 22, 2006, as amended December 20, 2006, between SGL Technic Inc., a wholly owned subsidiary of SGL Technologies GmbH, a German company (“SGL”), and TDM, LLC (“TDM”),wherein we acquired certain equipment on an “as is” basis. This equipment consists of two press machine sets (200 and 800 ton) plus auxiliary equipment, which is used for manufacturing of bi-polar plates. We have been developing the MEA business segment of the fuel cell industry and have nanoMEA technology to enhance performance and durability. A fuel cell stack (essentially an electricity generator) consists of an MEA, GDL (gas diffusion layer) and bipolar plates. As such, management believes that this acquisition of equipment fits in with our proprietary technology. The purchase price of the equipment was $200,000 (US), all of which has been paid except for the balance of $95,000, which shall become due on or before June 30, 2007.

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

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company caused this amended Report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 1, 2007.

PACIFIC FUEL CELL CORP. (Registrant) By: s/George Suzuki_________________ George Suzuki, President

In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on November 1, 2007.

s/George Suzuki______________________ George Suzuki, Director