Form 10QSB
period 2007-09-30
PACIFIC FUEL CELL CORP
filed 2007-11-19
CIK 1098578

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

Quarterly Report Under

the Securities Exchange Act of 1934

For Quarter Ended: September 30, 2007

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

The number of shares of the registrant’s only class of common stock issued and outstanding as of November 19, 2007, was 75,010,248 shares.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) [__] Yes ☒ No

PART I

ITEM 1.	FINANCIAL STATEMENTS.

PACIFIC FUEL CELL CORP.

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED BALANCE SHEET

September 30, 2007

(UNAUDITED)

ASSETS

CURRENT ASSETS
Cash	$169,563
Accounts receivable	30,796
Inventory	10,220
Prepaid expenses	1,897
Total current assets	212,476

Property and equipment, net	388,038

Deposits	10,987

$611,501

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$194,459
Current portion of capitalized leases	22,191
Total current liabilities	216,650

LONG TERM LIABILITES
Capitalized leases, net of current portion	105,471

STOCKHOLDERS’ EQUITY
Preferred stock, $0.01 par value,
1,000,000 shares authorized, none outstanding	—
Common stock, $0.001 par value, 200,000,000
shares authorized, 74,910,248 shares issued and outstanding	74,910
Additional paid in capital	4,282,301
(Deficit) accumulated during the development stage	(4,067,831)
289,380

$611,501

The accompanying notes are an integral part of the consolidated financial statements.

PACIFIC FUEL CELLC CORP.

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

						FOR THE PERIOD
						MAY 5, 1998
	THREE MONTHS ENDED		NINE MONTHS ENDED			(INCEPTION) TO
	SEPTEMBER 30,	SEPTEMBER 30,	SEPTEMBER 30,		SEPTEMBER 30,	SEPTEMBER 30,
	2007	2006	2007		2006	2007
REVENUE
Sales	$140,158	$—	$276,081		$—	$348,069
Grants	—	—	—		—	99,901
	140,158	—	276,081		—	447,970
COSTS AND EXPENSES
Operating expenses	230,886	930	544,745		1,411	592,406
General and administrative	281,861	207,925	631,373		317,821	2,059,781
Research and development	146	(35,395)	108,689		50,229	409,414
Stock compensation	15,000	1,500	45,000		4,500	357,800
Depreciation and amortization	20,812	—	43,260		—	77,083
Change in value of derivative instruments, net	—	—	—		—	460,498
Loss on extinguishment of debentures	—	—	—		—	16,706
Loss on asset impairment	—	—	—		—	510,667
Loss on disposal of property and equipment	—	—	—		—	3,391
	548,705	174,960	1,373,067		373,961	4,487,746
OPERATING (LOSS)	(408,547)	(174,960)	(1,096,986)		(373,961)	(4,039,776)

OTHER INCOME (EXPENSE)
Interest income	122	513	610		811	8,149
Interest expense	(2,052)	(143)	(2,052)		(375)	(68,761)
Foreign currency transaction gain (loss)	—	—	—		—	(168)
Other	—	—	—		—	(1,175)
	(1,930)	370	(1,442)	#	436	(61,955)
NET (LOSS) BEFORE EXTRAORDINARY ITEM	(410,477)	(174,590)	(1,098,428)		(373,525)	(4,101,731)
EXTRAORDINARY ITEM (Gain on forgiveness of debt, net of income taxes of $12,070	—	—			—	23,430
NET (LOSS) BEFORE INCOME TAX EXPENSE (BENEFIT)	(410,477)	(174,590)	(1,098,428)		(373,525)	(4,078,301)
INCOME TAX EXPENSE (BENEFIT)	1,600	2,400	—		2,400	(10,470)

NET (LOSS)	$(412,077)	$(176,990)	$(1,098,428)		$(375,925)	$(4,067,831)

PER SHARE INFORMATION:
WEIGHTED AVERAGE SHARES OUTSTANDING -
BASIC AND DILUTED	74,442,857	68,175,559	73,209,587		67,182,365
NET (LOSS) PER COMMON SHARE (BASIC & DILUTED)	$(0.01)	$(0.00)	$(0.02)		$(0.01)

The accompanying notes are an integral part of the consolidated financial statements.

PACIFIC FUEL CELL CORP.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	NINE MONTHS ENDED		FOR THE PERIOD MAY 5, 1998
	SEPTEMBER 30,	SEPTEMBER 30,	(INCEPTION) TO
	2007	2006	SEPTEMBER 30, 2007
OPERATING ACTIVITIES
Net cash (used in) operating activities	$(888,496)	$(186,558)	$(2,029,237)
INVESTING ACTIVITIES
Purchase of fixed assets	(165,155)	—	(324,754)
Cash received in purchase of Cellfoods	—	—	16,898
Deposit on equipment	70,000	—	—
Investment in mineral claims	—	—	(5,000)
Net cash (used in) investing activities	(95,155)	—	(312,856)
FINANCING ACTIVITIES
Payments on capital leases	(3,513)	—	(3,513)
Proceeds from loans payable – shareholders	—	—	285,462
Payments on loans payable – shareholders	—	—	(11,083)
Deferred debenture costs	—	—	(136,000)
(Payments) proceeds of convertible redeemable debentures	—	—	776,855
Payments on loan payable – related parties	—	—	(60,000)
Proceeds from stock sales, net of issuance costs	1,043,000	338,500	1,659,935
Net cash provided by financing activities	1,039,487	338,500	2,511,656
Net increase in cash	55,836	151,942	169,563

CASH AT BEGINNING OF PERIOD	113,727	166,130	—

CASH AT END OF PERIOD	$169,563	$318,072	$169,563
	—		—
SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest	$—	$—	$375
Cash paid for income taxes	$—	$—	$2,400

SUPPLEMENTAL DISCLOSURE OF SIGNIFICANT NON- CASH FINANCIAL AND INVESTING ACTIVITIES
Discount on loan payable - related party	$—	$—	$8,300
Issuance of stock for purchase of license agreement	$—	$—	$451,500
Accrued interest	$—	$—	$(1,679)
Convertible redeemable debentures	$—	$—	$(808,728)
Conversion of accrued interest into contributed capital	$—	$—	$179,610
Cancellation of 2,000,000 shares at par value	$—	$—	$2,000
Issuance of stock for repayment of advances	$—	$—	$116,050
Conversion of accrued interest into promissory notes	$—	$—	$12,684
Issuance of stock for purchase of domain asset	$—	$—	$65,000
Equipment purchased with capital leases	$131,175	$—	$131,175

The accompanying notes are an integral part of the consolidated financial statements.

PACIFIC FUEL CELL CORP.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2007

(UNAUDITED)

Note 1. Basis of Presentation and Accounting Policies

The accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary to present fairly the financial position of the Company as of September 30, 2007, and the results of its operations for the three and nine months ended September 30, 2007 and 2006, and for the period from May 8, 1998 (inception) to September 30, 2007, and its cash flows for the nine months ended September 30, 2007 and 2006, and for the period from May 8, 1998 (inception) to September 30, 2007. Certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to rules and regulations of the U.S. Securities and Exchange Commission (the “Commission”). The Company believes that the disclosures in the financial statements are adequate to make the information presented not misleading. However, the financial statements included herein should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2006 filed with the Commission on April 2, 2007.

Inventories

Inventories consist of raw materials and are carried at the lower of cost or market, with cost determined using the first in, first out (FIFO) method.

Accounts receivable

The Company evaluates trade receivables that are past due to determine the appropriate allowance for doubtful accounts. The receivables are charged off in the period in which they are deemed uncollectible. The allowance for doubtful accounts at September 30, 2007 was $1,000.

Note 2. Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying financial statements, the Company is in the development stage and, at September 30, 2007, has an accumulated deficit of $4,067,831, continues to sustain operating losses on a monthly basis, and expects to incur operating losses for the foreseeable future. The Company’s continuation as a going concern is dependent on its ability to obtain additional financing sufficient to fund the required additional development and to meet its obligations on a timely basis. The Company is exploring options to expand operations and raise additional funds through equity and debt financing, However, the Company has no commitment from any party to provide additional capital and there is no assurance that such funding will be available when needed, or if available, that its terms will be favorable or acceptable to the Company. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern for a reasonable period of time.

Note 3. Earnings Per Share

The Company calculates net income (loss) per share as required by Statement of Financial Accounting Standard 128, “Earnings per Share.” Basic earnings (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares and dilutive common stock equivalents outstanding. During the periods presented, common stock equivalents were not considered, as their effect would be anti-dilutive.

Note 4. Research and Development

On August 21, 2002 the Company entered into a one-year agreement with the University of California (the “University”) to develop a commercially viable fuel cell. The Company and the University entered into an agreement to extend the completion date to February 29, 2004. On May 4, 2004, the agreement was further extended through April 30, 2007. A new amendment to further extend the completion date to May 10, 2008 was completed on June 26, 2007. The payments come due as follows: $35,395 is currently due and $50,252 to be paid on or before December 31, 2007. This amount is included in accounts payable.

Note 5. Merger Agreement

Effective May 14, 2004, the Company, Cellfoods Corporation (“Cellfoods”) and a wholly-owned subsidiary of the Company, PFCE Acquisition Corp. (“Sub”), consummated an Agreement and Plan of Merger, whereby Sub was merged with and into Cellfoods. All of the Cellfoods’ issued and outstanding common shares were exchanged for 6,100 shares of the Company’s $.001 par value common stock, at a conversion ratio of .01 to 1, as a tax-free reorganization pursuant to Section 365(a) of the Internal Revenue Code. The shares were issued at their fair market value of $2,562, which has been charged to operations as purchased research and development during 2004. Cellfoods has had minimal activity to date. On May 25, 2005 the Company’s Board of Directors approved the spin-off of Cellfoods, but the applicable registration statement has been placed on hold as of the date of this filing.

Note 6. Common Stock

During the three months ended March 31, 2007, the Company sold 2,142,852 shares of its restricted stock at a price of $0.14 per share, for cash proceeds of $300,000; and, 1,232,000 shares of its restricted stock at a price of $.25 per share, for cash proceeds of $308,000.

During the three months ended June 30, 2007, the Company sold 1,140,000 shares of its restricted stock at a price of $0.25 per share, for cash proceeds of $285,000.

During the three months ended September 30, 2007, the Company sold 600,000 shares of its restricted stock at a price of $0.25 per share, for cash proceeds of $150,000.

Note 7. Commitments and Contingencies

On January 24, 2007 the Company entered into a new lease agreement for 23,886 square feet of commercial space located in Willoughby, Ohio. The lease is for two years starting on March 1, 2007 and ending February 28, 2009. The future minimum payments required under the lease are $53,952, $96,644 and $16,931 for 2007, 2008 and 2009, respectively.

On February 28, 2007 the Company was named as a defendant in a lawsuit pending in the Court of Common Pleas for Lake County, Ohio, captioned “SKRL Tool & Die, Inc., et al. v. William Berwald, et al., Case No. 07-CV-000567.” In their complaint, Plaintiffs allege that two of their former employees – current employees of the Company in Willoughby, Ohio, manufacturing facility – possess confidential and proprietary trade secrets of SKRL pertaining to the manufacturing of bipolar plates for fuel cells. Plaintiffs have asserted against these employees and the Company claims for, among other things, unfair competition, misappropriation of trade secrets and tortuous interference with business relationships and seek compensatory and punitive damages, as well as injunctive relief that would preclude the two former SKRL employees from continuing to be employed by the Company . The Company believes these claims are without merit, in that the employees possess no trade secrets of SKRL, and moreover, the Company would have no use for such trade secrets, as its current employees (other than the two defendants) possess far more technological and marketing information in the industry than the SKRL employees would ever have been privy to. The Company is, therefore, vigorously defending the Company’s interests, and believes the defense will ultimately be successful. The Company has filed counterclaims against the Plaintiffs in this matter, alleging unfair competition, tortuous interference with business expectancy and tortuous interference with employment relationships and has requested that the court award the Company damages as a result. The Plaintiff’s Notice of Withdrawal of Motion for Temporary Restraining Order and Preliminary Injunction was filed on April 26, 2007 with the Court. The parties are currently in discovery proceedings.

In July 2007, the Company entered into two (2) five year capital leases in the in the aggregate amount of $131,175 secured by two press machines and the personal guarantees of the President and Director and the former Chief Financial Officer and Director. The leases require monthly payments of $2,707. The related equipment is included in Property, plant and equipment at the total cost of $145,750. The future minimum annual payments, less the initial equipment deposit of $14,575, are $32,485 for years 2008 through 2011 and $18,950 for 2012. Inclusive of the monthly payments, through the term of the leases, is interest of $31,250.

As of and for the quarter ended September 30, 2007, one customer accounted for 61.5% of revenue and 62.5% of accounts receivable and one customer accounted for 24.4% of revenue.

Note 8. Subsequent Events

In October, 2007, the Company received $25,000 for the purchase of 100,000 shares of common stock at a price of $0.25 per share.

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

OVERVIEW

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

Following this transaction, we adopted a new business plan to develop and produce low cost fuel cells for transportation. During 2002, we revised our business plan to emphasize the development and production of low cost fuel cells for personal electronics or other applications requiring small size and longevity of use. We revised our original business plan as a result of the costs associated with developing transportation related fuel cells, which exceeded our available capital. We may reinstate the elements of the original business plan if our current business plan proves successful, of which there can be no assurance. Our initial business plan was to develop and produce low cost fuel cells for transportation. As of the date of this Report, we are focused on improving the production capability of our nanoMEA, enhancing product performance, reducing product costs, designing market-ready products, developing volume-manufacturing capability, and building customer and supplier relationships and marketing it to potential customers. We are also continuing research to refine and improve our current nanoMEA.

RESULTS OF OPERATIONS

Comparison of Results of Operations for the Three-Month periods ended September 30, 2007 and 2006

During the three months ended September 30, 2007, we generated revenues of $140,158 compared with no revenues during the three months ended September 30, 2006. The revenues were generated from the development of our business of manufacturing bipolar plates as is more fully described below under “Plan of Operation.”

During the three months ended September 30, 2007 we incurred costs and expenses totaling $548,705 compared to costs and expenses of $174,960 for the three months ended September 30, 2006. The costs incurred in the three months ended September 30, 2007 included $230,886 related to our bipolar plates manufacturing, $281,861 in general and administrative expenses. Expenses for research and development, depreciation and amortization and stock compensation expense amounted to $35,958. During this thee month period, we devoted a substantial amount of our time to the operations of our new business described herein under “Plan of Operation,” below and reduced the time and expenses relating to our research and development efforts. We expect that we will again devote our time and resources to our research and development activities commencing in February, 2008.

As a result, during the three months ended September 30, 2007, we incurred a net loss after taxes of $(412,077) (approximately $.01 per share), compared to a loss of $(176,990) (approximately $.01 per share), for the three months ended September 30, 2006.

Comparison of Results of Operations for the Nine-Month Periods Ended September 30, 2007 and 2006

During the nine months ended September 30, 2007, we generated revenues of $276,081, compared with no revenues during the nine months ended September 30, 2006. The revenues were generated from the development of our business of prove our manufacturing bipolar plates as is more fully described below under “Plan of Operation.”

During the nine months ended September 30, 2007 we incurred costs and expenses totaling $1,373,067, compared to costs and expenses of $373,961 during the same period in 2006, an increase of $991,106. The significant increase in costs and expenses is primarily attributable to the development of our bipolar plates. The costs and expenses incurred during the nine months ended September 30, 2007 included $544,745 related to our bipolar plates manufacturing, $108,689 in research and development costs that were attributable to our continued efforts to improve our proprietary MEA (membrane electrode assembly) and $631,373 in general and administrative expenses. During the nine months ended September 30, 2006, we incurred $50,229 in research and development expense and $317,821 in general and administrative expenses.

As a result, we incurred a net loss of $(1,098,428) during the nine months ended September 30, 2007, (approximately $.01 per share), compared to a net loss of $(375,925) for the nine months ended September 30, 2006 (approximately $.01 per share).

PLAN OF OPERATION

Research and Development of Fuel Cell Technology

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

On October 13, 2006, an amendment was executed with UCR requiring aggregate payments of $135,876, of which $50,252 has been paid as of the date of this report. On June 26, 2007 we executed another new amendment which provides for two payments totaling $85,647 to be paid as follows: $35,395 to be paid upon execution of this Amendment and $50,252 to be paid on or before December 31, 2007. We expect to make the $35,395 payment in the foreseeable future. Due to our cash flow problems described elsewhere herein, based upon conversations with UCR we expect to execute an extension for this payment with UCR. Our working relationship with UCR is the same as it has been in the past.

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

Manufacture of Bipolar Plates

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

The purchase price of the equipment was $200,000, which has been paid in full as of September 30, 2007. We utilized the proceeds received from our recent private offerings described below to pay this obligation.

This equipment acquisition allows us to expand our current business plan to begin to manufacture bipolar plates, which will provide us with the capability of marketing our own fuel cell components for the industry. We have moved the equipment to a new location approximately 5 miles from the equipment’s previous location in Eastlake, Ohio, and have retained manufacturing personnel. We have retained the services of two new employees, a director of sales and a director of manufacturing, both of whom have direct experience in the fuel cell business and manufacturing of bi-polar plate components. We are also engaged in discussions with various parties who have expressed an interest in providing us with additional equity capital to allow us to move forward. As of the date of this report, we have manufactured and shipped product and have increased our number of customers from 10 to 15 customers.

SGL discontinued its bi-polar plate manufacturing business. Current customers of SGL for the bipolar plates consist of many of the top fuel cell companies in the world, almost all of who are potential customers for our MEA. In the event we are able to transfer sales and begin manufacturing, of which there can be no assurance, we expect to supply many of these customers.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2007, we had $169,563 in cash, $30,796 in accounts receivable and $194,459 in accounts payable reflecting equipment, materials and supplies we have purchased for the production of bi-polar plates.

Since May 1988 we have financed our operations through the issuance of debt and equity securities and loans from stockholders. As of September 30, 2007, we had $212,476 of total current assets of which $169,563 was cash and a working capital deficit of $4,174. Our practice is to invest excess cash, where available, in short-term money market investment instruments.

We are looking for additional working capital necessary to fund our current operations through the remainder of 2007. We need financing immediately to cover administrative expenses and on-going expenses of the further development of bi-polar plates and manufacturing costs to produce product. Management is actively seeking additional sources of equity and/or debt financing.

As a result of the foregoing circumstances our independent registered public accounting firm has, and is likely in the future to, include an explanatory paragraph in their audit opinions expressing substantial doubt regarding our ability to continue as a going concern.

We are currently engaged in a private offering of our Common Stock whereby we intend to raise up to $3 million in subscriptions. As of the date of this report we have sold an aggregate of 2,972,000 “restricted” shares of our Common Stock (the “Shares”). We received proceeds of $743,000 from the sale thereof ($0.25 per share). We relied upon the exemption from registration afforded by Regulation D and Section 4/2, promulgated under the Securities Act of 1933, as amended, to issue the Shares. The proceeds from this offering will be used for our new operations described above, as well as for continued development of our fuel cell technology, provided that we raise the full $3 million, of which there can be no assurance. The initial funds received in this offering shall be utilized for our new business, described elsewhere herein. In October, 2007 we received proceeds of $25,000 from the sale of common stock ($0.25 per share) and issued 100,000 shares of Common Stock.

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

Cash used in operating activities during the nine months ended September 30, 2007 was $888,496, compared to $186,558 used for the comparable period of the prior year. The increase is due to the setting up and running of the Ohio plant to manufacture bi-polar plates. This operation started in February, 2007. Operating activities consisted primarily of product research and development and the general operation of our corporate office. Cash used in operating activities is primarily dependent on the timing and extent of our research and development activities and our available liquidity.

Cash used in investing activities during the nine months ended September 30, 2007 was $95,155 compared to $-0- for the comparable period of the prior year. Investing activities consisted primarily of expenditures related to our purchase of equipment to be used in the manufacture of our products.

Cash provided by financing activities during the nine months ended September 30, 2007 was $1,039,487, compared to cash provided by financing activities of $338,500 for the comparable period of the prior year. Cash provided by financing activities consists primarily of the proceeds from the sale of common stock. As discussed above in this report, we are attempting to raise additional funds that may take the form of equity or debt or a combination of such securities.

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

INFLATION

Although our operations are influenced by general economic conditions, we do not believe that inflation had a material affect on our results of operations during the nine-month period ended September 30, 2007.

ITEM 3.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-14(c) and Rule 15d-14(c) of the Exchange Act) designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized, and reported within the required time periods. Our Chief Executive Officer/Chief Financial Officer has concluded, based upon his evaluation of these disclosure controls and procedures as of the date of this report, that, as of the date of their evaluation, these disclosure controls and procedures were effective at ensuring that the required information will be disclosed on a timely basis in our reports filed under the Exchange Act.

Changes in Internal Controls

We maintain a system of internal controls that is designed to provide reasonable assurance that our books and records accurately reflect our transactions and that our established policies and procedures are followed. There were no significant changes to our internal controls or in other factors that could significantly affect such internal controls subsequent to the date of the evaluation of such internal controls by our Chief Executive Officer/Chief Financial Officer, including any corrective actions with regard to significant deficiencies and material weaknesses. There has been no change in our internal controls over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect our internal controls over financial reporting, except that on September 15, 2007 our Chief Financial Officer resigned his positions with us, including his position as a director. We are currently performing a search to replace the Chief Financial Officer.

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

We believe these claims are without merit, in that the employees possess no trade secrets of SKRL, and moreover, we would have no use for such trade secrets, as our current employees (other than the two defendants) possess far more technological and marketing information in the industry than the SKRL employees would ever have been privy to. We are therefore vigorously defending our interests, and believe our defense will ultimately be successful. We have filed counterclaims against the Plaintiffs in this matter, alleging unfair competition, tortious interference with business expectancy and tortuous interference with employment relationships and have requested that the court award us damages as a result. The Plaintiff’s Notice of Withdrawal of Motion for Temporary Restraining Order and Preliminary Injunction was filed on April 26, 2007 with the Court.

This matter is currently in the discovery stage. A pretrial date of January 10, 2008 has been set, with a trial date set for February 11, 2008.

We are not a party to any other pending legal proceedings, nor are we aware of any other pending or threatened claims.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF

PROCEEDS

In August 2006, we closed a private offering of restricted shares of our Common Stock (the “August Shares”). We received proceeds of $338,500 from the sale of 2,417,858 Shares ($0.14 per share). The August Shares were sold to a total of 17 investors, including 2 “accredited investors” as that term is defined under Rule 501(a) of Regulation D as promulgated under the Securities Act of 1933, as amended. The proceeds from this offering were used for research and development activities relating to our fuel cell research, as well as general and administrative expenses.

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

We are currently engaged in a private offering of our common stock whereby we intend to raise up to $3 million in subscriptions. As of the date of this report we have sold an aggregate of 2,972,000 “restricted” shares of our Common Stock (the “Shares”). We received proceeds of $743,000 from the sale thereof ($0.25 per share). We relied upon the exemption from registration afforded by Regulation D and Section 4/2, promulgated under the Securities Act of 1933, as amended, to issue the Shares. The proceeds from this offering will be used for our new operations described above, as well as for continued development of our fuel cell technology, provided that we raise the full $3 million, of which there can be no assurance. The initial funds received in this offering shall be utilized for our new business, described elsewhere herein.

Subsequent Event

In October, 2007 we received proceeds of $25,000 from the sale of common stock ($0.25 per share) and issued 100,000 shares of Common Stock. We relied upon the exemption from registration afforded by Regulation D and/or Section 4/2, promulgated under the Securities Act of 1933, as amended, to issue these shares.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES - None

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS –

None

ITEM 5.	OTHER INFORMATION – None

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K -

(a)	Exhibits

10.9	Lease Rental Agreement Between the Company and CNC Associates, Inc.
Dated July 27, 2007

10.10	Lease Rental Agreement Between the Company and CNC Associates, Inc.
Dated July 27, 2007

31.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to

Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to

Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K.

On September 21, 2007, we filed a report on Form 8-K, advising that Ken Inouye, our Secretary, Treasurer and a Director, resigned his positions with our Company for personal reasons. There were no disagreements between Mr. Inouye and our Company relating to our operations, policies or practices that were the reason for his resignation.

As of the date of this report we are reviewing candidates to appoint to the positions vacated by Mr. Inouye, but no definitive decision has been made on his replacement(s).

No other reports on Form 8-K were filed during the three month period ended September 30, 2007, or subsequent thereto.

SIGNATURES

Pursuant to the requirements of Section 12 of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 19, 2007	PACIFIC FUEL CELL CORP. (Registrant) By:_s/George Suzuki________________ George Suzuki, Chief Executive Officer and Chief Financial Officer