Form 10KSB/A
period 2006-12-31
PACIFIC FUEL CELL CORP
filed 2008-04-01
CIK 1098578

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-KSB/A
(Amendment No. 2)
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
☑ For the fiscal year ended December 31, 2006
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number # 0-28031
PACIFIC FUEL CELL CORP.
(Exact name of Registrant as specified in its charter)

Nevada	80-0043875

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
131 N. Tustin Ave., Suite 100, Tustin, CA 92780
(Address of principal executive offices) (Zip Code)
Registrant’s telephone number, including area code (714) 564-1693
Securities registered pursuant to Section 12(b) of the Act:
None
Securities registered pursuant to Section 12(g) of the Act:
Common Stock,
(Title of class)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.
YES ☑ NO ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (x229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
The aggregate market value of the voting and non-voting Common Stock held by non-affiliates computed by reference to the price at which the Common Stock was sold, or the average bid and asked price of such Common Stock, as of a specified date within the past 60 days: $4,071,025 as of March 24, 2008.
The number of outstanding shares of Common Stock on March 24, 2008 was 75,210,248 shares
Documents Incorporated by Reference: None

This Form 10-KSB/A, Amendment No. 2, amends Part II Items 6 and 8A of our Form 10-KSB filed on April 2, 2007 and previously amended by Amendment No. 1 filed on November 1, 2007.
PART II
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
During our fiscal year ended December 31, 2006, we incurred costs and expenses totaling $492,850, compared to costs and expenses of $572,572 during our fiscal year ended December 31, 2005, a decrease of $79,722. In this regard, our general and administrative costs increased during our fiscal year ended December 31, 2006 from $317,944 in 2005 to $431,699 during 2006 due to our efforts to acquire our new business operations described above “PART I, Item 1, Description of Business.” Research and development costs decreased from $122,135 in 2005 to $50,229 during 2006 due primarily to deferred costs due UCR. However, during our fiscal year ended December 31, 2005, we incurred $62,021 in costs of sales attributable to Cellfoods operations, as well as charges of $36,000 due to stock compensation, $16,706 in extinguishment of outstanding debentures and $17,557 (net) resulting from a change in value of derivative instruments, which charges were not incurred during 2006.
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
Acquisition of Equipment
Effective December 18, 2006, pursuant to an Assignment and Assumption of Equipment Purchase Agreement, we were assigned all rights of TDM, L.L.C. relating to an Agreement dated August 22, 2006, as amended December 20, 2006, between SGL Technic Inc., a wholly owned subsidiary of SGL Technologies GmbH, a German company (“SGL’), and TDM, L.L.C. (“TDM”), wherein we acquired TDM, L.L.C.’s rights to purchase certain equipment on an “as is” basis This equipment consists of two press machine sets (200 and 800 ton) plus auxiliary equipment, which is used for manufacturing of bi-polar plates. We have been developing the MEA business segment of the fuel cell industry and have nanoMEA technology to enhance performance and durability. A fuel cell stack (essentially an electricity generator) consists of an MEA, GDL (gas diffusion layer) and bipolar plates. As such, management believes that this acquisition of equipment fits in with our proprietary technology.
The purchase price of the equipment was $200,000. As of December 31, 2006, we have paid an aggregate of $100,000; of which $5,000 was previously paid by TDM. Although a deposit was paid, the full purchase price was not paid in 2006 and therefore we do not own the equipment as of December 31, 2006. Under the terms and conditions of the purchase agreement, we do not acquire title to the equipment until such time as the purchase price is paid in full. The balance of $95,000 shall become due on or before June 30, 2007. We intend to utilize the proceeds received from our recent private offering described below to pay this obligation on a timely basis.
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
Subsequent Events
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

ITEM 8A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures (as defined in Rule 13a-15(f) and Rule 15d-15(f) of the Exchange Act) designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized, and reported within the required time periods. Our Chief Executive Officer and Chief Financial Officer have concluded, based upon their evaluation of these disclosure controls and procedures as of the end of the period covered by this Report, that, as of that date, these disclosure controls and procedures were effective at ensuring that the required information will be disclosed on a timely basis in our reports filed under the Exchange Act.
Changes in Internal Controls
We maintain a system of internal controls that is designed to provide reasonable assurance that our books and records accurately reflect our transactions and that our established policies and procedures are following. During the quarter ended at the end of the period covered by this Report, there were no significant changes to our internal controls or in other factors, including any corrective actions with regard to significant deficiencies and material weaknesses, that have significantly affected, or would be reasonably likely to significantly affect, such internal controls.
ITEM 13. EXHIBITS
(a) Exhibits. The following exhibits are attached to this Report:

Exhibit No.	Description

31	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
Following are a list of exhibits which we previously filed in other reports which we filed with the SEC, including the Exhibit No., description of the exhibit and the identity of the Report where the exhibit was filed.

Exhibit No.	Description

2.1*	Corporate Charter
2.2*	Articles of Incorporation
2.3*	Amendment to Articles of Incorporation
2.4*	Bylaws
2.5**	Amendment to Articles of Incorporation
10.1**	Agreement between the Company and Fullerene, USA, Inc.
10.2***	Lease Agreement — Riverside Laboratory
10.3****	Agreement between the Company and Bourns, Inc.
10.4*****	Lease Agreement dated January 24, 2007.

*	Filed with the Securities and Exchange Commission in the Exhibits to Form 10-SB filed on November 10, 1999, and are incorporated by reference herein.

**	Filed with the Securities and Exchange Commission in the Exhibits to Form 8-K filed on September 6, 2001, and are incorporated by reference herein.

***	Filed with the Securities and Exchange Commission in the Exhibits to Form 10-KSB filed on April 8, 2005, and is incorporated by reference herein.

****	Filed with the Securities and Exchange Commission in the Exhibits to Form 10-KSB filed on April 18, 2006, and is incorporated by reference herein.

*****	Filed with the Securities and Exchange Commission in the Exhibits to Form 10-KSB filed on April 2, 2007, and is incorporated by reference herein.
(b) Reports on Form 8-K.
We did not file any reports on Form 8-K during the three month period ended December 31, 2006.
[SIGNATURE PAGE FOLLOWS]

SIGNATURES
In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 26, 2008.

PACIFIC FUEL CELL CORP. (Registrant)
By:	/s/ George Suzuki
George Suzuki
President, Chief Executive Officer and Chief Financial Officer

POWER OF ATTORNEY
Each of the undersigned hereby constitutes and appoints George Suzuki, his true and lawful attorney-in-fact and agent, with full power of substitution and re-substitution, to sign the report on Form 10-KSB and any or all amendments thereto and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that said attorney-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof in any and all capacities.
Pursuant to the requirements of Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ George Suzuki George Suzuki	President, Chief Executive Officer, Chief Financial Officer and Director (principal executive officer, principal financial and accounting officer)	March 26, 2008

/s/ Michael Swanberg	Director	March 26, 2008
Michael Swanberg

EXHIBIT INDEX

Exhibit No.	Description

31	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.