Form 10QSB/A
period 2007-03-31
PACIFIC FUEL CELL CORP
filed 2008-04-01
CIK 1098578

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-QSB/A
(Amendment No. 1)
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
92780
(Zip Code)
(714) 564-1693
(Issuer’s Telephone Number)
Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes ☑ No ☐.
The number of shares of the registrant’s only class of common stock issued and outstanding as of March 24, 2007, was 75,210,248 shares.
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) ☐ Yes ☑ No

This Amendment No. 1 on Form 10-QSB/A amends and restates Part I Item 3 and Part II Item 6 of our Form 10-QSB filed on May 18, 2007.
PART I — FINANCIAL INFORMATION
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
This quarterly report does not include an attestation report of the company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management’s report in this quarterly report.
PART II. OTHER INFORMATION
ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
(a)	Exhibits
31 Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32 Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
(b)	Reports on Form 8-K.
On February 26, 2007 we filed a report on Form 8-K, advising we issued an aggregate of 2,142,852 shares of our Common Stock without registration under the Securities Act of 1933. We received proceeds of $300,000 from the sale thereof ($0.14 per share).
On January 24, 2007 we filed a report on Form 8-K, advising that effective December 18, 2006, pursuant to an Assignment and Assumption of Equipment Purchase Agreement, we were assigned all rights of TDM, L.L.C. (“TDM”) relating to an Agreement dated August 22, 2006, as amended December 20, 2006, between SGL Technic Inc., a wholly owned subsidiary of SGL Technologies GmbH, a German company (“SGL’), and TDM, whereby we acquired the rights to purchase certain equipment on an “as is” basis.
We did not file any other reports on Form 8-K during the quarter period ended March 31, 2007.

SIGNATURES
Pursuant to the requirements of Section 12 of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 26, 2008	PACIFIC FUEL CELL CORP. (Registrant)
	By:	/s/ George Suzuki
George Suzuki,
President, Chief Executive Officer and Chief Financial Officer

EXHIBIT INDEX

Exhibit
No.	Description
31	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.