Form 10QSB/A
period 2007-06-30
PACIFIC FUEL CELL CORP
filed 2008-04-01
CIK 1098578

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-QSB/A
(Amendment No.1)
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
The number of shares of the registrant’s only class of common stock issued and outstanding as of March 24, 2008 was 75,210,248 shares.
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)☐ Yes ☑ No

This Amendment No. 1 on Form 10-QSB/A amends and restates Part I Item 3 and Part II Item 6 of our Form 10-QSB filed on August 21, 2007.
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
PART II. OTHER INFORMATION
ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
(a)	Exhibits
31	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
(b)	Reports on Form 8-K
We did not file any reports on Form 8-K during the quarter ended June 30, 2007.

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