Form 10QSB/A
period 2007-09-30
PACIFIC FUEL CELL CORP
filed 2008-04-01
CIK 1098578

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
The number of shares of the registrant’s only class of common stock issued and outstanding as of March 24, 2008, was 75,210,248 shares.
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) ☐ Yes ☑ No

This Amendment No. 1 on Form 10-QSB/A amends and restates Part I Item 3 and Part II Item 6 of our Form 10QSB filed on November 19, 2007.
ITEM 3. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures (as defined in Rule 13a-15(f) and Rule 15d-15(f) of the Exchange Act) designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized, and reported within the required time periods. Our Chief Executive Officer and Chief Financial Officer has concluded, based upon his evaluation of these disclosure controls and procedures as of the end of the period covered by this Report, that, as of that date, these disclosure controls and procedures were effective at ensuring that the required information will be disclosed on a timely basis in our reports filed under the Exchange Act.
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

PART II. OTHER INFORMATION
ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

10.9*	Lease Rental Agreement Between the Company and CNC Associates, Inc. Dated July 27, 2007

10.10*	Lease Rental Agreement Between the Company and CNC Associates, Inc. Dated July 27, 2007

31	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed with the Securities and Exchange Commission in the Exhibits to Form 10-QSB filed on November 19, 2007, and is incorporated by reference herein.
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
No other reports on Form 8-K were filed during the quarter ended September 30, 2007.

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