Form 10KSB
period 2007-12-31
PACIFIC FUEL CELL CORP
filed 2008-04-14
CIK 1098578

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-KSB
(Mark One)

☑	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

☐	Transitional Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2007
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
Common Stock, $0.001 par value
(Title of class)
Check whether the issuer is not required to file reports pursuant to Section 13 of 15(d) of the Exchange Act. ☐
Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
(Continued on Following Page)

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
State issuer’s revenues for its most recent fiscal year. $ 425,582
State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days: $4,071,025 as of March 24, 2008.
State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of April 10, 2008, 77,210,248 shares of Common Stock were issued and outstanding.
Documents incorporated by reference: Part III is incorporated by reference to the issuer’s definitive proxy statement or an amendment to this report to be filed on or before April 29, 2008.

FORM 10-KSB ANNUAL REPORT
PACIFIC FUEL CELL CORP.

PART I
ITEM 1. DESCRIPTION OF BUSINESS
CORPORATE HISTORY
Pacific Fuel Cell Corp. (“we, “us,” “our,” “PFCE” or the “Company”) was incorporated under the laws of the State of Nevada on May 5, 1998, under the original name “Magnum Ventures, Inc.” We changed our name on May 18, 1999, to “RadioTower.com, Inc.” Thereafter, in August 2001, we changed our name to our current name.
CURRENT BUSINESS
We manufacture bipolar plates, end plates and flow plates for fuel cells. Plates are essential elements of a fuel cell stack in that they provide the means for distributing the uniform flow of fuel to the catalyst. Fuel cells are stacked to increase voltage as a single fuel cell usually produces one volt or less.
We sell plates directly to fuel cell manufacturers, and we have one full-time salesperson.
Although several of our customers have made full production orders, most of our customers are producing small quantities of fuel cells as prototypes or samples. Accordingly, our results will depend upon, among other things, market acceptance of the fuel cells manufactured by our customers and a subsequent increase in orders from these customers for our bipolar plates. To date, the biggest commercialization challenges facing the fuel cell industry have been reducing the cost and improving the performance of fuel cell systems in order to compete with traditional technologies.
The raw material we use in plates is a special grade of graphite, which we currently obtain from single supplier. Any termination, interruption or price increases of our supply of graphite could materially adversely affect us. Obtaining alternative supplies of graphite of adequate quality could result in production delays, quality problems and increased costs.
We are dependent on revenues from a few major customers. The loss of any major order would materially adversely affect us. Until we are able to attain major orders from a number of other customers, we will continue to experience losses and negative cash flows from operations.
We estimate that the cost of complying with environmental laws related to our manufacturing facilities has been minimal.
BUSINESS DEVELOPMENT HISTORY
We conducted research in conjunction with University of California—Riverside (“UCR”). As a result of a research and development relationship with the UCR, in April 2005, we announced that we had acquired marketing rights to a new Carbon Nanotube Membrane Electrode Assembly (“MEA”) for hydrogen and methanol fuel cells. A provisional patent application was filed in the name of the co-inventors, Professor Yushan Yan, Dr. Wenzhen Li, Dr. Xin Wang, Mr. Zhongwei Chen, Mr. Mahesh Waje, Professor William Goddard and Dr. Weiqiao Deng. This technology uses multi-walled carbon nanotubes as a platinum support for proton exchange membrane fuel cells.

On September 22, 2005, we announced that we completed the prototype of our nanostructured Membrane Electrode Assembly (“nanoMEA”), and thereafter began looking for partners for nanoMEA production.
On November 3, 2005, we announced that we had entered into an agreement with Bourns, Inc. (“Bourns”) to scale-up our new process for making electro-catalyst and nanoMEA products to commercial scale.
On March 15, 2006, we, along with others, filed an international application under the Patent Cooperation Treaty (PCT) (PCT/US2006/009846), bearing the title of “Carbon Based Electrocatalysts for Fuel Cells,” to patent the process of configuring proton exchange membrane fuel cells and direct methanol fuel cells with nanostructured components.
On March 16, 2006, we announced that we had delivered production scale prototype nanoMEAs to an undisclosed customer. The delivered prototypes were produced in conjunction with our collaborative manufacturer, Bourns, Inc. The Bourns team, working with our scientific staff, successfully engineered our innovative process for making nanoMEA’s to commercial scale.
We believe our next step in the implementation of the nanoMEA business plan is to focus on improving the production capability of our nanoMEA and marketing it to potential customers. However, due to the expense of doing so, and lacking conclusive data regarding the nanoMEA prototype, we decided to seek strategic partners to help us continue with these efforts. Thus far we have not reached any agreement with a strategic partner and are not actively pursuing any.
In December 2006, we decided to begin manufacturing fuel cell components, hoping this would provide needed revenues and be synergistic with our longer-term goals of commercializing nanoMEA. To begin manufacturing we focused on developing a volume-manufacturing capability, building customer and supplier relationships and marketing.
Effective December 18, 2006, pursuant to an Assignment and Assumption of Equipment Purchase Agreement, we were assigned all rights of TDM, L.L.C. relating to an agreement dated August 22, 2006, as amended December 20, 2006, between SGL Technic Inc., a wholly owned subsidiary of SGL Technologies GmbH, a German company (“SGL”), and TDM, L.L.C. (“TDM”), wherein we acquired certain equipment on an “as is” basis. This equipment consists of two press machine sets (200 and 800 ton) plus auxiliary equipment, which is used for manufacturing of bipolar plates. The purchase price of the equipment was $200,000.
We moved this equipment to a new location approximately 5 miles from the equipment’s previous location in Willoughby, Ohio, and retained manufacturing personnel.
We have continued to seek additional customers and to increase utilization of our manufacturing facility. In order to continue to implement our business plan, we require additional funding until we become profitable, and there is no assurance that adequate funds, whether through equity financing, debt financing or other sources, will be available when needed or on terms acceptable to us. As of the date of this report, we have no definitive agreement with any investment banking firm, venture capital firm or any other source of funds that have made any commitment to us to provide any funding. Further, any such funding may result in significant dilution to existing stockholders. The inability to obtain sufficient funds from external sources when needed will have a material adverse affect on our results of operations and financial condition.

INDUSTRY OVERVIEW
Fuel cells combine hydrogen with oxygen to generate “clean” electricity and heat, with the only waste product being clean water. Fuel cells produce energy from propane, natural gas, or hydrogen and emit water and heat.
There are currently several different technologies in use for fuel cell power generation. Each of these processes differs in methodology, suitable scale and efficiency. Our interest is in the Proton Exchange Membrane (“PEM”) method and Direct Methanol Fuel Cell (“DMFC”).
Proton exchange membrane fuel cells are comprised of bipolar-plates stacked together. Plates are central to the function of the cells and require critical material and molding specifications. Up to 30% of the cost and 75% of the weight of a polymer-electrolyte-membrane (PEM) fuel-cell stack (the most popular type) come from components called bipolar plates and end plates.
Bipolar plates and end plates interconnect individual cells and provide connections to the outside world. The bipolar plates conduct electricity, keep the reaction gases separated, and channel away waste water and heat from the reaction.
The barriers to widespread adoption of fuel cells include cost and power density—cost in dollars per kilowatt of power and kilowatts per cubic meter of fuel cells—and physical durability.
COMPETITION
Fuel cells compete with other forms of electricity generation and with batteries. Within the fuel cell components industry, our major competitors and their respective products include, but are not limited to, the following:

COMPANY	PRODUCT(S)

Cell Impact AB	Bipolar plate
Century Inc.	Bipolar plate
Dana Corporation	Bipolar plate
ElectroChem, Inc.	MEA
Entegris, Inc.	Bipolar plate
Fuel Cell Components and Integrators, Inc.	Bipolar plate
GenCell Corporation	Bipolar plate
GrafTech	Bipolar plate
Gore Fuel Cell	MEA
Hoku Scientific	MEA and membrane
Ion Power, Inc.	MEA
Manhattan Science	Portable fuel cells
PEMEAS	MEA and membrane
Superior MicroPowders	Micro MEA
This group of companies includes companies manufacturing MEA for Proton Exchange Membrane (“PEM”) Fuel Cells and Bipolar plates and are therefore direct competitors for sales to fuel-cell manufacturers.

Automobile companies such as Mitsubishi, General Motors, Ford, Toyota, Nissan and others also produce or purchase fuel cells. Although our focus is not directed towards transportation, these companies and their suppliers, and other users of technologies they develop, could also be potential competitors of ours.
Large industrial companies such as Siemans AG, UTC Fuel Cells (a United Technologies Company) and Teledyne Energy Systems produce fuel cells. Although our focus in not on large power systems, these companies and their suppliers, and other users of technologies they develop, could also be potential competitors of ours.
Fuel cell system manufacturers such as Plug Power, HydroGen Corporation, and Ballard are actual or possible customers of ours. However, each of these manufacturers may decide to manufacture their own plate components and compete with us and other similar outside suppliers.
We are a relative newcomer to this group. Our competitors and potential competitors are larger than we are. Large companies have advantages of scale in procurement, production, distribution, and marketing. Our competitive position will depend upon our ability to provide specialized products that require proprietary know-how. Our ability to compete will also depend on whether we can achieve and then maintain efficient and cost-effective manufacturing operations and distribution.
INTELLECTUAL PROPERTY
At this time, we do not have patent rights covering our manufacture of bipolar plates, end plates or flow plates. As discussed below, we retain certain marketing rights previously acquired relating to the nanoMEA Technology.
On October 27, 2004, a provisional patent application was filed with the United States Patent Office, Patent Pending Serial No. 60/622,732, bearing the title of “Methanol Resistant Cathodic Catalyst for Direct Methanol Fuel Cells,” to patent a process of developing a fuel cell membrane using methanol. Dr. Yushan Yan is listed as the first named inventor. This provisional application expired on October 30, 2005. Immediately prior to its expiration, on October 27, 2005, a patent application (USSN 11/262,027) was filed which claimed priority to the provisional patent application (USSN 60/622,732). Similarly, Dr. Yushan Yan is listed as the first named inventor. On February 14, 2008, an Information Disclosure Statement was appropriately filed. This application is currently listed as ready for examination. We hold certain marketing rights, but we do not own the inventions.
On March 15, 2006, a patent application, USSN 11/376,768, was filed March 15, 2006, listing Yushan Yan as the first named applicant. We are not listed on this application but retain certain marketing rights pursuant thereto.
On March 15, 2006, we and others filed an international application under the Patent Cooperation Treaty (PCT) (PCT/US2006/009846), bearing the title of “Carbon Based Electrocatalysts for Fuel Cells,” to patent the process of configuring proton exchange membrane fuel cells and direct methanol fuel cells with nanostructured components. The international publication number is WO 2006/099593 A2.
We currently do not have any registered trademarks or trade names.
RESEARCH AND DEVELOPMENT
We estimate that during the past two years we have spent an estimated $160,000 on research and development activities. None of this cost was borne by our customers.

GOVERNMENT REGULATIONS
We are not subject to any extraordinary governmental regulations relating to our business.
EMPLOYEES
As of December 31, 2007, we had 10 employees, all of whom are full-time employees and none of whom are part-time employees.
ITEM 2. DESCRIPTION OF PROPERTY
We operate from our principal executive offices at 131 N. Tustin Ave., Suite 100, Tustin, CA 92780. We share this space pursuant to a verbal, month-to-month lease, with Belltec Industries, a company owned by George Suzuki, our president, CEO, CFO and a director. Our monthly rent is $600. This space consists of 700 square feet of executive office space. See “PART III, Item 12, Certain Relationships and Related Transactions.”
Effective January 24, 2007, we entered into a lease agreement to lease property at 4413 Hamann Parkway, Willoughby, Ohio, where our new operations and research and development are now located. This space consists of 23,886 square feet of commercial space, including 22,386 square feet of manufacturing space and 1,500 for executive offices. The lease term runs through February 28, 2009. Base rent for this facility is $5,995 per month, plus utilities and taxes, through February 1, 2008, increasing to $8,466 per month, plus utilities and taxes on March 1, 2008. The lease provides for an option for us to renew this lease for an additional three (3) year term, provided that we have made rental payments in a timely manner. It also provides us with an option to purchase this location. To do, so, we are obligated to provide the lessor notice of our intent to exercise this option in writing on or before Feb. 29, 2012. The purchase price is $925,000, provided that we exercise our option to renew.
We continued to occupy our Riverside, California laboratory location through February 29, 2008.
ITEM 3. LEGAL PROCEEDINGS
On January 10, 2008, the lawsuit in the Court of Common Pleas for Lake County, Ohio, captioned “ SKRL Tool & Die, Inc., et al. v. William Berwald, et al. , Case No. 07-CV-000567,” was dismissed with prejudice pursuant to a confidential settlement agreement. The case, which had been filed on February 28, 2007, was previously reported in Part I, Item 3 of our Annual Report on Form 10-KSB filed on April 2, 2007.
We may from time to time be involved in litigation arising in connection with the ordinary course of our business operations.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
No matters were submitted to our shareholders during the three-month period ended December 31, 2007, or subsequent thereto.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES
Our Common Stock currently is listed for trading on the OTCBB under the symbol “PFCE.” The table below sets forth the reported high and low bid prices for the periods indicated. The bid prices shown reflect quotations between dealers, without adjustment for markups, markdowns or commissions, and may not represent actual transactions in the Company’s securities.

	BID PRICE
QUARTER ENDED	HIGH	LOW

2007 FISCAL YEAR
March 31, 2007	$0.42	$0.23
June 30, 2007	$0.36	$0.26
September 30, 2007	$0.34	$0.25
December 31, 2007	$0.29	$0.20

2006 FISCAL YEAR
March 31, 2006	$0.46	$0.19
June 30, 2006	$0.34	$0.13
September 30, 2006	$0.37	$0.18
December 31, 2006	$0.30	$0.19
As of April 5, 2008, the closing bid price of our Common Stock was $0.10.
Holders
We had approximately 60 holders of record of our common stock as of March 24, 2008.
Dividends
We did not pay any dividends on our common stock during the two years ended December 31, 2007. Pursuant to the laws of the State of Nevada, a corporation may not issue a distribution if, after giving its effect, the corporation would not be able to pay its debts as they became due in the usual course of business, or such corporation’s total assets would be less than the sum of their total liabilities plus the amount that would be needed, if the corporation were to be dissolved at the time of the distribution, to satisfy the preferential rights upon dissolution of shareholders whose preferential rights are superior to those receiving the distribution. As a result, management does not foresee that we will have the ability to pay a dividend on our Common Stock in the fiscal year ending December 31, 2008, nor at any time in the foreseeable future. See “PART II, Item 7, Financial Statements.”

Securities Authorized for Issuance under Equity Compensation Plans
Equity Compensation Plan Information

Number of
	securities to be		Weighted-	Number of securities
	issued upon		average exercise	remaining available for
	exercise of		price of	future issuance under
	outstanding		outstanding	equity compensation
	options,		options,	plans (excluding
	warrants and		warrants and	securities reflected in
	rights		rights	column (a))
Plan Category	(a)		(b)	(c)
Equity compensation plans approved by security holders	-0-		—	-0-
Equity compensation plans not approved by security holders	400,000	*	$0.17	13,600,000	**

Total:	400,000	*	$0.17	13,600,000	**

*
The Corporation’s 2008 Stock Incentive Plan (the “Plan”) was approved by the Board of Directors on February 29, 2008. Under its original terms, 6,000,000 shares of Common Stock were reserved for future issuance under the Plan. On February 29, 2008, options to purchase a total of 200,000 shares of Common Stock were granted to each of our three directors. On March 25, 2008, Yushan Yan resigned from his position as a director, and the options to purchase 200,000 shares held by him expired unexercised and became available for future grant.

**
On April 2, 2008, the Plan was amended to reflect 16,000,000 shares of Common Stock reserved under the Plan. The amount that remains available excludes 2,000,000 shares granted to George Suzuki on April 2, 2008. Our Board of Directors has authorized future grants, provided George Suzuki continues to be employed by the Company to the respective future grant dates, of an additional 2,000,000 shares on each of July 1, 2008; October 1, 2008 and January 1, 2009.

Under our 2008 Stock Incentive Plan, 13,600,000 shares are available for future grants, 2,000,000 shares are outstanding, and 400,000 shares are reserved for issuance pursuant to outstanding options. This plan permits issuances of restricted stock or stock options. The stock options may be either incentive stock options or non-qualified stock options. Directors, executive officers, employees and service providers can participate in this plan. The Board of Directors, or a committee to which the Board delegates the authority, can make all determinations under this plan, including the recipients, the amounts and the terms of grants.

Recent Sales of Unregistered Securities
In January 2007, we issued and sold an aggregate of 2,142,852 shares of our Common Stock, par value $0.001 per share, to private non-institutional investors without registration under the Securities Act of 1933. We received proceeds of $300,000 in cash from the sale thereof ($0.14 per share). We relied upon the exemptions from registration afforded by Regulation D or Section 4(2), promulgated under the Securities Act of 1933, as amended, to issue the Shares.
From March 2007 through October 2007, we issued and sold an aggregate of 3,272,000 shares of our Common Stock, par value $0.001 per share, to private non-institutional investors without registration under the Securities Act of 1933. We received proceeds of $818,000 in cash from the sale thereof ($0.25 per share). We relied upon the exemptions from registration afforded by Regulation D or Section 4(2), promulgated under the Securities Act of 1933, as amended, to issue the Shares.
From December 2007 through April 8, 2008, the Company borrowed $250,000 from George Suzuki. The loans are evidenced by secured convertible promissory notes. The notes bear interest at a rate of 10% per annum and are secured by substantially all of the assets of the Company. The amounts due under the notes are convertible, in whole or in part, at the option of the holder into our Common Stock.
The dates, original principal amounts, per share conversion prices and maturity dates of the notes are as follows:

Date	Original Principal Amt.	Conversion Price	Maturity
12/12/2007	$50,000	$0.10	12/12/2008
01/07/2008	$20,000	$0.10	01/07/2009
02/01/2008	$30,000	$0.10	02/01/2009
02/25/2008	$50,000	$0.10	02/25/2009
03/19/2008	$50,000	$0.10	03/19/2009
04/08/2008	$50,000	$0.10	04/08/2009
The Company is relying upon the exemption from registration under Section 4(2) of the Securities Act of 1933 for the issuance of the convertible promissory notes.

On February 29, 2008, as compensation for each director’s continuing service, the Corporation issued to each director then serving (including a newly-appointed director) a Stock Option Grant of 5-year options to purchase 200,000 shares of Common Stock at an exercise price of $0.17 per share. The Company is relying upon the exemption from registration under Section 4(2) of the Securities Act of 1933 for the issuance of the stock options.
On April 2, 2008, as compensation for George Suzuki’s eight years of service to the Corporation, as president and CEO, the Corporation entered into a Restricted Stock Purchase Agreement with George Suzuki for 2,000,000 shares of Common Stock vesting on the second anniversary of the date of the agreement or his termination of employment during such period by reason of death. The Company is relying upon the exemption from registration under Section 4(2) of the Securities Act of 1933 for the issuance of the Common Stock.

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
The following discussion should be read in conjunction with our audited consolidated financial statements and notes thereto included herein. In connection with, and because we desire to take advantage of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, we caution readers regarding certain forward looking statements in the following discussion and elsewhere in this report and in any other statement made by, or on our behalf, whether or not in future filings with the Securities and Exchange Commission. Forward looking statements are statements not based on historical information and which relate to future operations, strategies, financial results or other developments. Forward looking statements are necessarily based upon estimates and assumptions that are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control and many of which, with respect to future business decisions, are subject to change. These uncertainties and contingencies can affect actual results and could cause actual results to differ materially from those expressed in any forward looking statements made by, or on our behalf. We disclaim any obligation to update forward looking statements.
PLAN OF OPERATION
We plan to continue operating our bipolar plate, end plate and flow plate manufacturing plant in Willoughby, Ohio. We also plan to expend approximately $600,000 to purchase additional equipment for that plant during the next twelve months, so long as we are able to raise sufficient additional funds. Raising additional funds is essential for us to be able to attain a sufficient level of operating profits to become self-sustaining.
During the next twelve months, we intend to hire additional employees. In order to be able to do so, we must receive additional funds from operations, which requires that we increase sales and control costs, or from investment.
Our research and development expenses are expected to be approximately $50,000 during the next twelve months. Those expenses relate to our production of plates. We currently have no active initiatives to exploit our marketing rights in nanoMEA technology or conduct other technology development.
We require additional funds in order to continue and expand our operations. Since December 1, 2007, we received loans in the total amount of $250,000 from George Suzuki. To secure these loans, we have granted Mr. Suzuki a security interest n substantially all of our assets. Prior to accepting these loans, the Company privately sought investments from others, and the Company has had difficulty obtaining investment funds. The Company does not have any assurance from Mr. Suzuki that funds will continue to be loaned by M. Suzuki. The Company continues to require additional funding.

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

Details regarding our use of these policies and the related estimates are described in the accompanying consolidated financial statements as of December 31, 2007 and for the years ended December 31, 2007 and 2006. During the year ended December 31, 2007, there have been no material changes to our critical accounting policies that impacted our consolidated financial condition or results of operations.
INFLATION
Although our operations are influenced by general economic conditions, we do not believe that inflation had a material affect on our results of operations during 2007.
RISK FACTORS
History of Losses May Continue, Which May Result in Curtailing of Operations.
The Company incurred a net loss of $4,376,747 for the period from May 5, 1998 (inception) through December 31, 2007. The Company cannot provide assurance that it can achieve or sustain profitability on a quarterly or annual basis in the future. If revenues grow more slowly than anticipated, or if operating expenses exceed expectations or cannot be adjusted accordingly, the Company will continue to incur losses. The Company will continue to incur losses until it is able to establish significant levels of business. The Company’s success is dependent upon the successful development and marketing of its products, as to which there is no assurance. Any future success that the Company might experience will depend upon many factors, including factors out of the Company’s control or which cannot be predicted at this time. These factors may include changes in or increased levels of competition, including the entry of additional competitors and increased success by existing competitors, changes in general economic conditions, increases in operating costs, including costs of supplies, personnel and equipment, reduced margins caused by competitive pressures and other factors. These conditions may have a materially adverse effect upon the Company or may force it to reduce or curtail operations.

Our Independent Registered Public Accounting Firm Has Expressed Substantial Doubt About the Company’s ability to Continue as a Going Concern, Which May Hinder the Ability to Obtain Future Financing.
In its report dated April 9, 2008, the Company’s independent registered public accounting firm stated that the consolidated financial statements for the period from May 5, 1998 (inception) through December 31, 2007 were prepared assuming that the Company would continue as a going concern. The issue of the Company’s ability to continue as a going concern is raised as a result of cash flow constraints, working capital deficiencies, an accumulated deficit of $4,376,747 at December 31, 2007 and recurring losses from operations. The Company’s ability to continue as a going concern is subject to the ability to generate a profit and/or obtain necessary funding from outside sources, including obtaining additional funding from the sale of securities, increasing sales or obtaining loans from various financial institutions where possible. The continued net losses increases the difficulty in meeting such goals and there can be no assurances that such methods will prove successful.
Continuing to Execute our Business Plan Will Require Additional Sources of Capital, and Raising Capital Could Result in Dilution to Existing Stockholders or Other Adverse Effects on Stockholders.
The Company will require additional funds to continue operations and to sustain and expand its sales and marketing activities. There can be no assurance that financing will be available in amounts or on terms acceptable to the Company. The inability to obtain sufficient funds from operations or external sources would require the Company to curtail or cease operations. Any additional equity financing may involve substantial dilution to then existing stockholders. Any debt financing would involve risks associated with non-payment, which may include a complete loss of value for stockholders.
Our Customers’ Purchase Orders Are Subject to Cancellation.
We do not use long-term sales contracts with any of our customers. We operate based on our customers’ purchase orders, which are generally subject to cancellation. In the event of cancellation of any customer orders, we may lose revenues and incur uncompensated costs that would materially adversely affect our results of operations and cash flows.
A Significant Number of Shares of Common Stock Recently Became Available for Sale, which Could Depress the Market Price of Our Stock
Mr. Steve Godwin is a 20% shareholder of Fullerene, which itself holds approximately 30,000,000 shares of our Common Stock, and as of the date of the most recent information available to us, he also held directly 6,000,000 shares of our Common Stock. Mr. Godwin successfully sought to remove transfer restriction legends from his directly held 6,000,000 shares, and accordingly these shares became available for trading in March 2008. An increase in the number of shares sold, absent a counterbalancing increase in demand for the shares, results in a reduction of the market price. Even an increase in the number of shares available for trading may result in an expectation that prices will decline and may result in declines related to the shares being available for borrowing for short sales.
The Company Faces Strong Competition in Its Markets, Which Could Make It Difficult for the Company to Generate Revenues.
The market for the Company’s products is competitive. The Company’s future success will depend on its ability to adapt to rapidly changing technologies, evolving industry standards, product offerings and evolving demands of the marketplace.

Some of the Company’s competitors have:
longer operating histories;
larger customer bases;
greater name recognition and longer relationships with clients; and
significantly greater financial, technical, marketing, public relations and managerial resources than the Company.
Competitors may develop or offer products that provide significant technological, creative, performance, price or other advantages over the products offered by the Company. If the Company fails to gain market share or loses existing market share, its financial condition, operating results and business could be adversely affected and the value of the investment in the Company could be reduced significantly.
Ability of Major Stockholders to Exercise Control.
George Suzuki, Ken Inouye and Steve Godwin, as the owners of Fullerene indirectly beneficially owned approximately 41% of the outstanding shares of our Common Stock at December 31, 2007. At such date, Steve Godwin also individually owned 6,000,000 shares of our Common Stock. As of the date of this report, George Suzuki individually owns 2,000,000 shares of Common Stock and holds promissory notes convertible into another 2,500,000 shares. This ownership makes it possible for each of them to have significant influence over the outcome of all matters submitted to our shareholders for approval.
We Have Pledged All of Our Assets to Secure Loans Provided to the Company, And Will Require Additional Near-Term Financing to Service Our Indebtedness and Other Liquidity Requirements.
The Company entered into 4 capital leases with an aggregate debt balance of $321,944 as of December 31, 2007 to purchase equipment to be used in manufacturing the Company’s products. The capital leases are secured by the equipment purchased and require a total monthly cash outlay of approximately $6,400 through 2012. Should the Company be unable to make the required payments, the equipment could be foreclosed upon by the lessor, leaving the Company unable to continue to manufacture its products and thereby generate revenues.
The Company has borrowed $250,000 from George Suzuki as evidenced by secured convertible promissory notes issued by the Company to George Suzuki (the “Notes”). These Notes bear interest at a rate of 10% per annum and convertible, in whole or in part, at the option of the holder into shares of Common Stock at a conversion price of $0.10 per share.
The aforementioned Notes are secured by liens on substantially all of our assets, including our equipment, inventory, contract rights, receivables, general intangibles, and intellectual property. The existence of the security interests will make it more difficult for us to obtain additional financing required to repay the monies borrowed by us, continue our business operations and pursue our growth strategy. Furthermore, any default by the Company would put the Company at risk of foreclosure.
We project that our cash on hand and cash flow generated from operations will not be sufficient to cover the balances accumulated under the leases and the Notes and to fund operational liquidity requirements. As a result, our ability to repay our outstanding debt as well as to continue our operations and growth strategy depend on our ability to access the capital markets in the near term.

The Company Intends to Issue Additional Securities, Including Common Stock.
We intend to raise additional funds through the issuance of equity, equity-related or convertible debt securities. Further procurement of additional financing through the issuance of equity, equity-related or convertible debt securities or preferred stock may further dilute existing stock. Further, the perceived risk of dilution may cause our stockholders to sell their shares, which would contribute to downward movement in the price of the shares.
We Depend On a Few Customers.
We depend on a few major customers for the majority of our revenues. This creates a significant financial risk to the Company because if a major customer were to terminate or materially reduce, for any reason, its business relationship with us, we would suffer an immediate and substantial decline in revenue.
We Have a Small Finance and Accounting Staff and a Failure to Maintain an Effective System of Internal Controls Could Expose Us to Potential Liabilities.
We have a very small finance and accounting staff and, due to our limited resources, it is not always possible to have optimum segregation of accounting and finance duties. However, if we are unsuccessful in attracting the capital and human resources necessary to implement and maintain an effective system of internal controls, and if as a result we were to fail to disclose timely material items as required under the Securities Exchange Act, it could give rise to potential regulatory and/or shareholder actions, which could have a material adverse effect on our business and financial condition, and on the market value of our shares. We believe that our current system of internal controls is generally adequate.
Dependence on Suppliers May Affect the Ability of the Company to Conduct Business.
The Company depends upon a limited number of suppliers for raw materials for its products. There is an inherent risk that certain raw materials of the Company’s products will be unavailable for prompt delivery or, in some cases, discontinued. The Company has only limited control over any third-party supplier as to quality controls, timeliness of production, deliveries and various other factors. Should the availability of certain materials be compromised, it could add to the cost of goods sold and compromise delivery commitments. If the Company is unable to obtain materials in a timely manner, at an acceptable cost, or at all, it may need to select new suppliers, redesign its products or reconstruct processes used to manufacture. In such an instance, the Company would not be able to manufacture any products for a period of time, which could materially adversely affect its business, results from operations and financial condition.
The Company Could Fail to Develop New Products to Compete in Industries Characterized by Rapidly Changing Technologies, Resulting in Decreased Revenues.
The Company has very limited financial resources, and may not have the technical expertise or marketing, distribution or support capabilities to compete successfully. The markets in which the Company competes are characterized by rapid technological change, frequent new product introductions, evolving industry standards and changing needs of customers. There can be no assurance that the Company’s existing products will continue to be properly positioned in the market or that the Company will be able to introduce new or enhanced products into the market on a timely basis, or at all.

Risks associated with the development and introduction of new products include delays in development and changes in payment processing and operating system technologies that could require the Company to modify existing products. There is also the risk that there may be delays in initial shipments of new products. Further risks inherent in new product introductions include the uncertainty of price-performance relative to products of competitors, competitors’ responses to the introductions and the desire of customers to evaluate new products for longer periods of time.
The Company’s Ability to Continue to Operate is Tied to Its Ability to Attract and Retain Customers.
There can be no assurance that existing products or new products will receive sufficient customer acceptance. The Company has no way of predicting whether its efforts will be successful in attracting new business and retaining existing business. Failure to attract or retain business would materially adversely affect our business and financial results.
The Risk of Low Priced Securities May Affect the Market Value of the Common Stock.
There has been only a limited public market for the common stock of the Company. The Company’s common stock is currently traded on the Bulletin Board. As a result, an investor may find it difficult to dispose of or to obtain accurate quotations of the market value of the Company’s common stock.
Potential stockholders of the Company should also be aware that, according to SEC Release No. 34-29093, the market for penny stocks has suffered in recent years from patterns of fraud and abuse. Such patterns include (i) control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer; (ii) manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases; (iii) “boiler room” practices involving high-pressure sales tactics and unrealistic price projections by inexperienced sales persons; (iv) excessive and undisclosed bid-ask differential and markups by selling broker-dealers; and (v) wholesale dumping of the same securities by promoters and broker dealers after prices have been manipulated to a desired level, along with the resulting inevitable collapse of those prices and with consequent investor losses.
The regulations governing penny stocks, as set forth below, sometimes limit the ability of broker-dealers to sell the Company’s common stock and thus, ultimately, the ability of the investors to sell their securities in the secondary market. The Securities and Exchange Commission (“SEC”) has adopted a number of rules to regulate “penny stocks,” the net result of which is to reduce the number of such rules include Rule 3a51-1 and Rules 15g-1 through 15g-9 under the Securities Exchange Act of 1934, as amended. Because the securities of the Company constitute “penny stock” within the meaning of the rules (any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share), the rules apply to the Company and to its securities.

The SEC has adopted Rule 15g-9 that establishes sales practice requirements for certain low price securities. Unless the transaction is exempt, it shall be unlawful for a broker or dealer to sell a penny stock to, or to effect the purchase of a penny stock by, any person unless prior to the transaction: (i) the broker or dealer has approved the person’s account for transactions in penny stock pursuant to this rule and (ii) the broker or dealer has received from the person a written agreement to the transaction setting forth the identity and quantity of the penny stock to be purchased. In order to approve a person’s account for transactions in penny stock, the broker or dealer must: (a) obtain from the person information concerning the person’s financial situation, investment experience and investment objectives; (b) reasonably determine that transactions in penny stock are suitable for that person and that the person has sufficient knowledge and experience in financial matters that the person reasonably may be expected to be capable of evaluating the risks of transactions in penny stock; (c) deliver to the person a written statement setting forth the basis on which the broker or dealer made the determination, (d) state in a highlighted format that it is unlawful for the broker or dealer to affect a transaction in penny stock unless the broker or dealer has received, prior to the transaction, a written agreement to the transaction from the person; (e) state in a highlighted format immediately preceding the customer signature line that (A) the broker or dealer is required to provide the person with the written statement; and (B) the person should not sign and return the written statement to the broker or dealer if it does not accurately reflect the person’s financial situation, investment experience, and investment objectives; and (f) receive from the person a manually signed and dated copy of the written statement. It is also required that disclosure be made the risks of investing in penny stock and the commissions payable to the broker-dealer, as well as current price quotations and the remedies and rights available in cases of fraud in penny stock transactions. Statements, on a monthly basis, must be sent to the investor listing recent prices for the penny stock and information on the limited market.
Failure To Remain Current In Reporting Requirements Could Result In Delisting From the Over-The-Counter Bulletin Board.
Companies whose shares are eligible for trading on the Bulletin Board must be reporting issuers under Section 12 of the Securities Exchange Act of 1934, as amended, and must be current in their reports under Section 13 in order to maintain price quotation privileges on the Bulletin Board. If the Company fails to remain current in its reporting requirements, the Company could be delisted from the Bulletin Board.
In addition, the National Association of Securities Dealers, Inc. (“NASD”), which operates the Bulletin Board, has adopted a change to its Eligibility Rule. The change makes those Bulletin Board issuers that are cited for filing delinquent Forms 10-KSB or 10-QSB three times in a 24-month period and those Bulletin Board issuers removed for failure to file such reports two times in a 24-month period ineligible for quotation on the Bulletin Board for a period of one year. Under this rule, a company filing within the extension of time set forth in a Notice of Late Filing (Form 12b-25) is not considered late. This rule does not apply to a company’s Current Reports on Form 8-K.
The Company has been late in filing its periodic reports two times within the past 12 months. Therefore, if the Company files late one more time within the next 12 months, its common stock would be delisted from the Bulletin Board. As a result of these rules, the market liquidity of the Company’s common stock could be adversely affected by limiting the ability of broker-dealers to sell its securities and the ability of stockholders to sell their securities in the secondary market.

We May Not Be Able to Keep Up With Rapid Technological Changes, Which Could Make Our Products and Services Obsolete.
There can be no assurance that we will be successful in our product development efforts, that the market will accept our existing products, or that new products or product enhancements will be developed and implemented in a timely manner, or achieve market acceptance. If our anticipated products, new products or product enhancements do not achieve market acceptance, our business, results of operations and financial condition could be materially adversely affected.
Litigation Could Result In Significant Costs and Distraction of Management.
We face the risks and uncertainties that are associated with any potential litigation against us. We face the risks associated with litigation concerning our ability to pay creditors. Due to the continued potential volatility of the Company’s common stock price, it may become the target of securities litigation in the future. Securities litigation could result in substantial costs and divert management’s attention and resources from the business. Defending any such litigation may result in a diversion of management’s time and attention away from business operations, which could have a material adverse effect on our business, results of operations and financial condition.
Our Success and Ability to Compete Depends Upon Our Ability to Secure and Protect Our Intellectual Property.
Our success depends on our ability to protect our proprietary rights to the technologies used to implement and operate our solutions. In the event that a third party breaches the confidentiality provisions or other obligations in one or more of our agreements or misappropriates or infringes our intellectual property rights or the intellectual property rights licensed to us by third parties, our business could be seriously harmed. To protect our proprietary rights, we rely on a combination of confidentiality and other contractual provisions and agreements, and intellectual property laws, which afford us only limited protection. We currently do not hold any patents on our technologies, which may limit our ability to protect our technologies. Third parties may independently discover or invent competing technologies or reverse engineer our trade secrets, software or other technology. Therefore, the measures we take to protect our proprietary rights may not be adequate.
Claims that We Infringe Third-Party Proprietary Rights Could Result in Significant Expenses or Restrictions on our Ability to Provide Solutions.
We do not believe that our operations or products infringe on the intellectual property rights of others. However, third parties may claim that our current or future solutions infringe their proprietary rights or assert other claims against us. As the number of entrants into our market increases, the possibility of an intellectual property or other claim against us grows. Any intellectual property or other claim, with or without merit, would be time-consuming and expensive to litigate or settle and could divert management attention from focusing on our core business. As a result of such a dispute, we may have to pay damages, incur substantial legal fees, develop costly non-infringing technology, if possible, or enter into license agreements, which may not be available on terms acceptable to us, if at all. Any of these results would increase our expenses and could decrease the functionality of our solutions, which would make our solutions less attractive to our current or potential customers. We have agreed in some of our agreements, and may agree in the future, to indemnify other parties for any expenses or liabilities resulting from claimed infringements of the proprietary rights of third parties.

We May Not Effectively Manage the Growth Necessary to Execute Our Business Plan, Which Could Adversely Affect our Results.
Periods of growth may place a significant strain on our resources. Growth will require that we identify, hire, train and retain qualified individuals within a reasonable timeframe, and failure to so could have a material adverse effect on us. In addition, our ability to manage future increases, if any, in the scope of our operations or personnel will depend on significant expansion of our marketing and sales, management, and administrative and financial capabilities. The failure of our management to effectively manage expansion in our business could have a material adverse effect on our business, results of operations and financial condition.
Our Potential for Success Depends On Our Ability to Maintain and Expand Our Sales Channels.
To increase our market awareness, customer base and revenues, we need to expand our direct sales operations. There is strong competition for qualified sales personnel, and we may not be able to attract or retain sufficient new sales personnel to expand our operations. New sales personnel require training and it takes time for them to achieve full productivity, if at all. In addition, our success may be dependent on establishing indirect distribution channels, including relationships with independent sales agents. Sales channel alliances require training in selling our solutions and it will take time for these alliances to achieve productivity, if at all. We may not be able to establish relationships with distributors on a timely basis, or at all. Independent sales agents, would not be engaged with us on an exclusive basis, may not devote adequate resources to promoting and selling our solutions.
If Government Regulation of the Company’s Business Changes, We May Need to Change the Manner in Which We Conduct Business or Incur Greater Operating Expenses.
The adoption or modification of laws or regulations relating to the Company’s business could limit or otherwise adversely affect the manner in which we conduct business. If the Company is required to comply with new regulations or legislation or new interpretations of existing regulations or legislation, this compliance could cause us to incur additional expenses or alter its business model. The manner in which legislation may be interpreted and enforced cannot be precisely determined and may subject either the Company or our customers to potential liability, which in turn could have an adverse effect on our business, results of operations and financial condition.
The Company’s Potential for Success Is Largely Dependent on the Abilities of Its Management and Employees.
The Company’s potential for future success is largely dependent on the personal efforts and abilities of George Suzuki and other key employees. The loss of certain members of the Company’s staff could have a material adverse effect on business and prospects. The failure to retain and recruit key personnel could have a material adverse effect on business. As a result, the Company may experience increased compensation costs that may not be offset through either improved productivity or higher revenue. There can be no assurance that the Company will be successful in retaining existing personnel or in attracting and recruiting experienced qualified personnel.

Any Required Expenditures as a Result of Indemnification Will Result in Increased Expenditures.
The Company’s articles of incorporation and various other contracts make certain indemnities under which it may be required to make payments in relation to certain transactions. These indemnities include certain agreements with the Company’s officers under which the Company may be required to indemnify such persons for liabilities arising out of their employment relationship. The duration of these indemnities is indefinite. These indemnities do not provide for any limitation of the maximum potential future payments the Company would be obligated to make. Historically, the Company has not been obligated to make significant payments for these obligations and no liability has been recorded for these indemnities in the accompanying consolidated balance sheet.
In addition, the Company’s articles of incorporation include provisions to the effect that liabilities of directors and officers for monetary damages arising from a breach of their fiduciary duties is eliminated. Any limitation on the liability of any director or officer, or indemnification of any director, officer, employee, or third party could result in substantial expenditures being made by the Company in covering any liability of such persons or in indemnifying them.
The Company’s Common Stock Price May be Volatile.
The trading price of the Company’s common stock may fluctuate substantially. The price of the common stock may decline or fluctuate depending on many factors, some of which are beyond the Company’s control and may not be directly related to operating performance, and these factors include the following:
•	price and volume fluctuations in the overall stock market from time to time;

•	significant volatility in the market price and trading volume of securities of companies in the same business as the Company;

•	changes in regulatory policies with respect to the business of the Company;

•	actual or anticipated changes in the Company’s earnings or fluctuations in operating results.

•	general economic conditions and trends;

•	departure of key personnel; or

•	lack of funding.

Due to the continued potential volatility of the Company’s common stock price, among other things, it may become the target of securities litigation in the future. Securities litigation could result in substantial costs and divert management’s attention and resources from the business

ITEM 7.	FINANCIAL STATEMENTS
PACIFIC FUEL CELL CORP.
(A DEVELOPMENT STAGE COMPANY)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Shareholders and Board of Directors
Pacific Fuel Cell Corp.
We have audited the accompanying consolidated balance sheet of Pacific Fuel Cell Corp. (a development stage company) as of December 31, 2007, and the related consolidated statements of operations, changes in stockholders’ equity (deficit), and cash flows for the years ended December 31, 2007 and 2006, and the period from May 5, 1998 (inception) to December 31, 2007. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has suffered significant losses from operations. This factor raises substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Pacific Fuel Cell Corp. (a development stage company) as of December 31, 2007, and the results of its operations, and its cash flows for the years ended December 31, 2007 and 2006, and the period from May 5, 1998 (inception) to December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.
/s/ Stark Winter Schenkein & Co., LLP
Denver, Colorado
April 9, 2008

PACIFIC FUEL CELL CORP.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEET
December 31, 2007

ASSETS

CURRENT ASSETS:
Cash	$25,755
Accounts receivable, net	132,723
Inventories	19,896
Prepaid expenses	4,007

Total current assets	182,381

Property and equipment, net	565,140

Security deposits	9,054

$756,575

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$265,312
Convertible note payable, related party	50,000
Current portion of capital lease obligations	58,196
Deferred rent	12,354

Total current liabilities	385,862

Capital lease obligations, net of current portion	263,748

649,610

STOCKHOLDERS’ EQUITY:
Preferred stock; $0.01 par value, 1,000,000 shares authorized, none issued and outstanding	—
Common stock; $0.001 par value, 200,000,000 shares authorized, 75,210,248 shares issued and outstanding	75,210
Additional paid-in capital	4,408,502
(Deficit) accumulated during the development stage	(4,376,747)

106,965

$756,575

The accompanying notes are an integral part of these consolidated financial statements.

PACIFIC FUEL CELL CORP.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS

			For the Period
			May 5, 1998
	For the Year Ended		(Inception) through
	December 31,		December 31,
	2007	2006	2007
REVENUES:
Product sales	$425,582	$—	$497,570
Grants	—	—	99,901

	425,582	—	597,471

COST OF SALES	884,201	—	966,488

GROSS (LOSS)	(458,619)	—	(369,017)

OPERATING EXPENSES:
General and administrative	721,166	431,699	2,117,384
Research and development	108,356	50,229	408,912
Stock compensation	—	—	312,800
Depreciation and amortization	64,186	10,922	97,404
Change in value of derivative instruments, net	—	—	460,498
Loss on extinguishment of debentures	—	—	16,706
Loss on asset impairment	—	—	510,667
Loss on disposal of property and equipment	—	—	3,391

	893,708	492,850	3,927,762

(LOSS) FROM OPERATIONS	(1,352,327)	(492,850)	(4,296,779)

OTHER INCOME (EXPENSE):
Interest income	648	1,091	8,249
Interest expense	(5,666)	(375)	(72,375)
Interest expense, noncash financing cost	(50,000)	—	(50,000)
Foreign currency transaction gain (loss)	—	—	(168)
Other	—	—	(1,174)

	(55,018)	716	(115,468)

(LOSS) BEFORE INCOME TAX EXPENSE (BENEFIT)	(1,407,345)	(492,134)	(4,412,247)
INCOME TAX EXPENSE (BENEFIT)	—	—	(12,070)

(LOSS) BEFORE EXTRAORDINARY ITEM	(1,407,345)	(492,134)	(4,400,177)
EXTRAORDINARY ITEM, Gain on forgiveness of debt, net of income taxes of $12,070	—	—	23,430

NET (LOSS)	$(1,407,345)	$(492,134)	$(4,376,747)

PER SHARE INFORMATION:
WEIGHTED AVERAGE SHARES OUTSTANDING - BASIC AND DILUTED	73,699,343	67,844,828

NET (LOSS) PER COMMON SHARE — BASIC AND DILUTED:
(LOSS) BEFORE EXTRAORDINARY ITEM	$(0.02)	$(0.01)
EXTRAORDINARY ITEM	—	—

	$(0.02)	$(0.01)

The accompanying notes are an integral part of these consolidated financial statements.

PACIFIC FUEL CELL CORP.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
MAY 5, 1998 (INCEPTION) THROUGH DECEMBER 31, 2007

						(Deficit )
						Accumulated
				Deferred	Common	During the
	Common Stock		Additional	Stock	Stock	Development
	Shares	Amount	Paid in Capital	Compensation	Subscriptions	Stage	Total
Issuance of stock for cash at $0.006 per share, (net of issuance costs)	3,000,000	$3,000	$15,118	$—	$—	$—	$18,118
Issuance of stock for repayment of advances at $0.007 per share	2,250,000	2,250	12,750	—	—	—	15,000
Net (loss) for the period	—	—	—	—	—	(31,065)	(31,065)

Balance at December 31, 1998	5,250,000	5,250	27,868	—	—	(31,065)	2,053

Issuance of stock for purchase of domain name at $0.007 per share	9,750,000	9,750	55,250	—	—	—	65,000
Issuance of stock for cash at $0.007 per share	3,750,000	3,750	21,250	—	—	—	25,000
Issuance of stock subscriptions for cash at $0.007 per share	—	—	—	—	19,000	—	19,000
Issuance of stock subscriptions as payment of wages at $0.007 per share	—	—	—	—	11,000	—	11,000
Net (loss) for the year	—	—	—	—	—	(156,309)	(156,309)

Balance at December 31, 1999	18,750,000	18,750	104,368	—	30,000	(187,374)	(34,256)

Issuance of stock pursuant to stock subscriptions	4,500,000	4,500	25,500	—	(30,000)	—	—
Net (loss) for the year	—	—	—	—	—	(278,728)	(278,728)

Balance at December 31, 2000	23,250,000	23,250	129,868	—	—	(466,102)	(312,984)

Issuance of stock for license agreement at $0.015 per share	30,100,000	30,100	421,400	—	—	—	451,500
Cancellation of common stock as condition of license agreement	(2,000,000)	(2,000)	—	—	—	—	(2,000)
Issuance of stock for cash at $0.001 per share	6,000,000	6,000	—	—	—	—	6,000
Stock compensation related to issuance of stock below fair market value	—	—	84,000	—	—	—	84,000
Stock compensation related to issuance of stock warrant to acquire license	—	—	100,000	—	—	—	100,000
Issuance of stock for cash at $0.10 per share	520,000	520	51,480	—	—	—	52,000
Issuance of stock for debt forgiveness from shareholders at $0.094 per share	1,070,000	1,070	99,980	—	—	—	101,050
Liabilities converted into contributed capital	—	—	179,610	—			179,610
Net (loss) for the year	—	—	—	—	—	(219,441)	(219,441)

Balance at December 31, 2001	58,940,000	58,940	1,066,338	—	—	(685,543)	439,735

Issuance of stock for cash at $0.047 per share	1,000,000	1,000	45,819	—	—	—	46,819
Issuance of stock for services at $0.03 per share	1,500,000	1,500	43,500	—	—	—	45,000
Issuance of stock for cash at $0.05 per share	2,000,000	2,000	98,000	—	—	—	100,000
Discount on loan payable — related party	—	—	8,300	—	—	—	8,300
Net (loss) for the year	—	—	—	—	—	(579,912)	(579,912)

Balance at December 31, 2002	63,440,000	63,440	1,261,957	—	—	(1,265,455)	59,942

Net (loss) for the year	—	—	—	—	—	(103,382)	(103,382)

Balance at December 31, 2003	63,440,000	63,440	1,261,957	—	—	(1,368,837)	(43,440)

Debenture conversion at $0.01 per share	300,008	300	111,486	—	—	—	111,786
Debenture conversions between $0.30 and $0.48 per share and retirement of debenture	2,657,246	2,657	1,018,043	—	—	—	1,020,700
Contributed services	—	—	6,000	—	—	—	6,000
Purchase of Cellfoods	—	—	53,196	—	—	—	53,196
Shares issued for services at $0.46 per share	80,000	80	36,720	—	—	—	36,800
Net (loss) for the year	—	—	—	—	—	(587,367)	(587,367)

Balance at December 31, 2004 (restated)	66,477,254	66,477	2,487,402	—	—	(1,956,204)	597,675

Contributed services	—	—	6,000	—	—	—	6,000
Conversion of stock agreement at $0.25 per share	100,000	100	24,900	—	—	—	25,000
Debenture conversion at $0.215 per share and retirement of debenture	50,284	50	160,784	—	—	—	160,834
Shares issued for services at $0.43 per share	50,000	50	21,450	—	—	—	21,500
Net (loss) for the year	—	—	—	—	—	(521,064)	(521,064)

Balance at December 31, 2005	66,677,538	66,677	2,700,536	—	—	(2,477,268)	289,945

Contributed services	—	—	6,000	—	—	—	6,000
Issuance of stock for cash at $0.14 per share	2,417,858	2,418	336,081	—	—	—	338,499
Shares issued for services at $0.30 per share	200,000	200	59,800	(45,000)	—	—	15,000
Shares issued for services at $0.276 per share	500,000	500	137,500				138,000
Net (loss) for the year	—	—	—	—	—	(492,134)	(492,134)

Balance at December 31, 2006	69,795,396	69,795	3,239,917	(45,000)	—	(2,969,402)	295,310

Issuance of stock for cash at $0.14 per share	2,142,852	2,143	297,857	—	—	—	300,000
Issuance of stock for cash at $0.25 per share	3,272,000	3,272	814,728	—	—	—	818,000
Contributed services	—	—	6,000	—	—	—	6,000
Amortization of deferred compensation	—	—	—	45,000	—	—	45,000
Beneficial conversion feature of convertible note payable, related party	—	—	50,000	—	—	—	50,000
Net (loss) for the year	—	—	—	—	—	(1,407,345)	(1,407,345)

Balance, December 31, 2007	75,210,248	$75,210	$4,408,502	$—	$—	$(4,376,747)	$106,965

The accompanying notes are an integral part of these consolidated financial statements.

PACIFIC FUEL CELL CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS

			For the Period
			May 5, 1998
	For the Year Ended		(Inception) through
	December 31,		December 31,
	2007	2006	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$(1,407,345)	$(492,134)	$(4,376,747)
Adjustments to reconcile net (loss) to net cash (used in) operating activities:
Depreciation and amortization	64,186	10,922	98,010
Stock compensation	45,000	147,000	510,800
Beneficial conversion feature of convertible note payable, related party	50,000	—	55,239
Contributed services to capital	6,000	6,000	18,000
Reserve for uncollectible accounts receivable	—	—	36,298
Extraordinary item	—	—	35,500
Loss on disposal of property and equipment	—	—	3,391
Non-cash derivative expenses	—	—	657,465
Interest expense converted to loan payable	—	—	12,684
Deposit — restocking fee	—	31,239	31,239
Loss on impairment of property and equipment	—	—	510,167
Changes in current assets and liabilities:
Accounts receivable	(132,723)	—	(132,723)
Inventories	(19,896)	—	(19,896)
Prepaid expenses	(948)	2,486	(3,507)
Security deposits	(5,995)	—	(9,054)
Accounts payable and accrued expenses	237,433	(2,415)	299,344
Deferred rent	12,354	—	12,354

Net cash (used in) operating activities	(1,151,934)	(296,902)	(2,261,436)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	(165,155)	—	(224,754)
Net cash received in purchase of Cellfoods	—	—	16,898
Deposit on equipment	70,000	(100,000)	(131,239)
Investment in mineral claims	—	—	(5,000)

Net cash (used in) investing activities	(95,155)	(100,000)	(344,095)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of notes payable, related party	50,000	—	335,462
Payments on notes payable, related parties	—	—	(71,083)
Deferred debenture costs	—	—	(136,000)
(Payments) proceeds of convertible redeemable debentures	—	—	776,855
Payments on capital lease obligations	(8,882)	—	(8,882)
Net proceeds from issuance of common stock	1,118,000	344,498	1,734,934

Net cash provided by financing activities	1,159,118	344,498	2,631,286

Net increase (decrease) in cash	(87,971)	(52,404)	25,755
CASH AT BEGINNING OF YEAR	113,726	166,130	—

CASH AT END OF YEAR	$25,755	$113,726	$25,755

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$5,393	$375	$5,768

Cash paid for income taxes	$—	$—	$—

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING AND INVESTING ACTIVITIES:
Property and equipment acquired under capital leases	$330,825	$—	$330,825

Issuance of stock for purchase of assets	$—	$—	$516,500

Issuance of convertible debentures	$—	$—	$(808,728)

Conversion of accrued interest and debt	$—	$—	$308,344

The accompanying notes are an integral part of these consolidated financial statements.

PACIFIC FUEL CELL CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006
Note 1. ORGANIZATION AND BASIS OF PRESENTATION
Organization
Pacific Fuel Cell Corp. (the “Company”) was incorporated in the State of Nevada on May 5, 1998. During 1999, the Company purchased the domain name “Radiotower.com” to use as an internet portal that provided free online directories of radio stations. During 2001 the Company abandoned this business plan.
Effective August 3, 2001, the Company acquired a license from Fullerene USA, Inc. (“Fullerene”), a related party, in exchange for 30,100,000 shares of common stock. Subsequently, it was determined the carrying value of the license exceeded its fair value and accordingly, a loss on impairment was recorded. Subsequent to this acquisition the Company changed its name to Pacific Fuel Cell Corp.
In April, 2004, the Company, PFCE Acquisition Corp., a Nevada corporation and our wholly owned subsidiary (“Sub”), and Cellfoods Corporation, a Nevada corporation (“Cellfoods”), entered into an Agreement and Plan of Merger whereby Sub merged with and into Cellfoods, which survived as our wholly owned subsidiary. This merger was consummated on or about May 17, 2004.
Cellfoods was organized in January 2003 and previously was engaged in the business of developing soybean powder for use in food preparation. Cellfoods is now largely inactive. Cellfoods net assets at the acquisition date consisted of $16,898 in cash.
In 2007, the Company commenced limited activities in the manufacturing and sale of bi-polar plates in Willoughby, Ohio.
Development Stage Enterprise
The Company is in the development stage, as defined in Statement of Financial Accounting Standards (“SFAS”) No. 7, “Accounting and Reporting by Development Stage Enterprises”, with its principal activities being raising capital, research and development, acquiring property and equipment, recruiting and training personnel, developing markets and commencing production.
Principles of Consolidation
The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary. All inter-company accounts and balances have been eliminated in consolidation.

Going Concern
The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has suffered recurring losses, generated no significant revenues, and had an accumulated deficit since inception of $4,376,747 as of December 31, 2007. The Company cannot provide assurance that it can achieve or sustain profitability on a quarterly or annual basis in the future. The Company anticipates it will continue to incur losses until it is able to establish significant levels of revenue while controlling its expenses. The Company’s success is dependent upon the successful development and marketing of its products, as to which there is no assurance. Any future success that the Company might enjoy will depend upon many factors, including factors out of its control or which cannot be predicted at this time. These factors may include changes in or increased levels of competition, including the entry of additional competitors and increased success by existing competitors, changes in general economic conditions, increases in operating costs, including costs of supplies, personnel and equipment, reduced margins caused by competitive pressures and other factors. These conditions may have a materially adverse effect upon the Company or may force it to reduce or curtail operations. In addition, the Company will require additional funds to sustain and expand its sales and marketing activities, particularly if a well-financed competitor emerges. There is no assurance that the Company will be able to obtain debt or equity financing on terms acceptable to the Company, if at all. The inability to obtain sufficient funds from operations or external sources would require the Company to curtail or cease operations. Any additional equity financing may involve substantial dilution to then existing stockholders.
In view of the matters described above, recoverability of a major portion of the recorded asset amounts shown in the accompanying consolidated balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon the Company’s ability to raise additional capital, obtain financing and to succeed in its future operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.
Reclassification
Certain amounts in the 2006 consolidated financial statements have been reclassified to conform to the 2007 presentation.

Note 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Use of Estimates
The preparation of the financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements. Significant estimates include the realization of accounts receivable and inventories, the recoverability of long-lived assets, the value of shares issued for services and the amount of the deferred tax asset valuation allowance. Accordingly, actual results could differ from these estimates.
Fair Value of Financial Instruments
Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of the balance sheet date. The respective carrying value of certain on-balance-sheet financial instruments approximates their fair values. These financial instruments include cash, accounts receivable, accounts payable and accrued expenses, and convertible note payable, related party. Fair values for all financial instruments were assumed to approximate carrying values for financial instruments because they are short term in nature, their carrying amounts approximate fair values, or they are payable on demand.
Cash
The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.
The Company maintains its cash balances at credit-worthy financial institutions that are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $100,000. From time to time, the Company’s balances exceed the insured limit. Management believes the risk of loss of cash balances in excess of the insured limit to be low.
Concentrations of Credit Risk
As of December 31, 2007, three customers had balances in excess of ten percent of the accounts receivable balance, aggregating to approximately 88.4% of the outstanding accounts receivable balance. Customer A accounted for 56.5%, Customer B for 21.7% and Customer C for 10.2% of accounts receivable. Of these customers, two of them accounted for approximately 70.4% of revenues for the year ended December 31, 2007. Customer A accounted for 39.2% of sales and Customer B accounted for 31.2% of sales.

During the year ended December 31, 2007, $119,964 or approximately 65.4% of purchases of goods used in the manufacturing process were purchased from one vendor. Effective January 1, 2007, the Company entered into a non-exclusive, limited license agreement (the “License”) for the use of technology to produce the Company’s bipolar plates with this vendor. As consideration for the grant of the License, the Company is required to purchase, on an annual basis, a minimum of $15,000 of raw materials from the licensor. The initial term of the License is three years through December 31, 2009. However, the license agreement may be terminated by either party upon ninety days prior written notice.
The Company, however, believes that it is not dependent upon these customers or the licensor/vendor due to the nature, of its product, and the License provides that the Company may terminate the contract with ninety days notice.
Accounts Receivable
Accounts receivable consists of amounts billed to customers upon delivery of goods. The Company performs ongoing credit evaluations of customers and adjusts credit limits based upon payment history and the customers’ current creditworthiness, as determined by its review of their current credit information. The Company continuously monitors collections and payments from its customers and maintains a provision for estimated credit losses based upon its historical experience and any customer-specific collection issues that it has identified. Uncollectible receivables are charged off in the period in which they are deemed uncollectible. As of December 31, 2007, the Company has recorded an allowance for doubtful accounts of $0. Bad debt expense for the years ended December 31, 2007 and 2006 was $1,000 and $0, respectively.
Inventories
Inventories consist of raw materials and are stated at the lower of cost or market. Cost is principally determined by using the first in, first out (“FIFO”) method. Management monitors the inventories for excess and obsolete items and makes necessary valuation adjustments when required. Adjustments are considered to be a permanent reduction in the cost basis of the corresponding inventory.
Property and Equipment
Property and equipment is stated at cost. Equipment acquired under capital leases is stated at the lesser of the fair value of the leased property or the present value of the minimum lease payments. Depreciation is provided on the straight-line method over the assets’ estimated useful lives of five years. Equipment acquired under capital leases is depreciated over the shorter of the estimated useful life or the term of the lease. Maintenance and routine repairs are charged to expense as incurred. Significant renewals and betterments are capitalized. At the time of retirement or other disposition of property and equipment, the cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is reflected in the consolidated statements of operations. Depreciation expense was $64,186 and $10,922 for the years ended December 31, 2007 and 2006, respectively.

Long-Lived Assets
The Company accounts for its long-lived assets in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the historical cost carrying value of an asset may no longer be appropriate. The Company assesses recoverability of the carrying value of an asset by estimating the future net cash flows expected to result from the asset, including eventual disposition. If the future net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset’s carrying value and fair value or disposable value. As of December 31, 2007, the Company does not believe there has been any impairment of its long-lived assets currently used in the operations of the Company. There can be no assurances, however, that demand for the Company’s products and services will continue, which could result in an impairment of long-lived assets in the future.
Convertible Debt
The Company records its conventional convertible debt pursuant to Emerging Issues Task Force (“EITF”) No. 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios,” and EITF Issue No. 00-27, “Application of EITF Issue No. 98-5 to Certain Convertible Instruments.” If the terms of the debt provide for a conversion option with a rate of conversion that is below market value, it is characterized as a beneficial conversion feature. In the event the debt is immediately convertible, the beneficial conversion feature is recorded as interest expense and additional paid in capital. In the event the debt is not immediately convertible, the beneficial conversion feature is recorded as a debt discount.
Revenue Recognition
The Company recognizes revenue when persuasive evidence of an arrangement exists, title transfer has occurred, the price is fixed or readily determinable and collectibility is probable.
Research and Development
Research and development costs are charged to operations when incurred. The Company incurred research and development costs of $108,356 and $50,229 for the years ended December 31, 2007 and 2006, respectively, and $408,912 for the period from May 5, 1988 (Inception) through December 31, 2007.

Stock-Based Compensation
The Company accounted for equity-based compensation arrangements in accordance with the provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations, and complied with the disclosure provisions of SFAS No. 123, “Accounting for Stock-Based Compensation.” All equity-based awards to non-employees were accounted for at their fair value in accordance with SFAS No. 123. Under APB No. 25, compensation expense was based upon the difference, if any, on the date of grant, between the fair value of the Company’s stock and the exercise price. Pro forma information regarding the Company’s net (loss) and net (loss) per share was required by SFAS No. 123 and had been determined as if the Company had accounted for its employee stock options under the fair value method prescribed by SFAS No. 123. Effective January 1, 2006, the Company adopted the provisions of SFAS 123R.
Income Taxes
The Company accounts for income taxes in accordance with SFAS No. 109 “Accounting for Income Taxes.” Deferred tax assets and liabilities are computed based upon the difference between the financial statement and income tax bases of assets and liabilities using the enacted marginal tax rate applicable when the related asset or liability is expected to be realized or settled. Deferred income tax expense (benefit) is based on the changes in the assets or liabilities during each period. If available evidence suggests that it is more likely than not that some portion or all of the deferred tax assets will not be realized, a valuation allowance is required to reduce the deferred tax assets to the amount that is more likely than not to be realized. Future changes in such valuation allowance are included in the provision for deferred income taxes in the period of change.
Effective January 1, 2007, the Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in an income tax return. FIN 48 presents a two-step process for evaluating a tax position. The first step is to determine whether it is more-likely-than-not that a tax position will be sustained upon examination, based on the technical merits of the position. The second step is to measure the benefit to be recorded from tax positions that meet the more-likely-than-not recognition threshold, by determining the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement, and recognizing that amount in the financial statements. The adoption of FIN 48 did not have a material impact on the Company’s consolidated results of operations, financial position, or cash flows.

Net (Loss) per Common Share
The Company computes net (loss) per common share in accordance with SFAS No. 128, “Earnings per Share,” and SAB No. 98. Under the provisions of SFAS No. 128 and SAB No. 98, basic (loss) per share is computed by dividing the net (loss) available to common stockholders for the period by the weighted-average number of shares of common stock outstanding during the period. The calculation of diluted net (loss) per share gives effect to common stock equivalents; however, potential common shares are excluded if their effect is anti-dilutive.
Segment Information
The Company presents information regarding segments based upon the way management organizes financial information for decision making and performance assessment in accordance with SFAS No. 131, “Disclosure about Segments of an Enterprise and Related Information.” The Company currently operates in one business segment.
Recent Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115.” (“SFAS 159”) SFAS 159 permits companies to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. The provisions of SFAS 159 will become effective as of the beginning of the fiscal year that begins January 1, 2008. The adoption of these new requirements is not expected to have a material effect on the Company’s financial position, results of operations, or cash flows.

In December 2007, the FASB issued SFAS No. 141 (R), “Business Combinations.” SFAS 141R establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. SFAS 141R also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The guidance will become effective as of the beginning of the Company’s fiscal year beginning after December 15, 2008. The Company has not yet determined the impact, if any, of SFAS 141R on its consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51.” SFAS 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. The guidance will become effective as of the beginning of the Company’s fiscal year beginning after December 15, 2008. The Company has not yet determined the impact, if any, of SFAS 160 on its consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities.” The new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company has not yet determined the impact, if any, of SFAS 161 on its consolidated financial statements.

Note 3. PROPERTY AND EQUIPMENT
Property and equipment consists of the following as of December 31, 2007:

		Accumulated	Net Book
	Cost	Depreciation	Value
Furniture and equipment	$305,288	$(73,402)	$231,886
Equipment under capital leases	345,400	(12,146)	333,254

	$650,688	$(85,548)	$565,140

Note 4. CONVERTIBLE NOTE PAYABLE, RELATED PARTY
On December 12, 2007, the Company entered into a convertible note payable with a related party in the amount of $50,000. The related party is an officer, director, and shareholder of the Company. The convertible note payable bears interest at 10% per annum, has a term of one year and is convertible into shares of the Company’s common stock at a rate of $0.10 per share. The note is secured by substantially all assets of the Company, except for the property and equipment encumbered by the terms of the capital lease obligations (see Note 5).
On the note date, the market price of the Company’s common stock exceeded the conversion price of $0.10 per share resulting in a beneficial conversion feature of $50,000. As the note was immediately convertible at inception of the note, the beneficial conversion feature was recorded as interest expense and additional paid-in capital as of and for the year ended December 31, 2007.
Note 5. CAPITAL LEASE OBLIGATIONS
In July 2007, the Company entered into two capital leases in the in the aggregate amount of $131,175 secured by two press machines and the personal guarantees of the president and director and the former chief financial officer and director. The leases have an effective interest rate of 8.75%, require aggregate monthly payments of $2,707, and have five year terms. At the end of the lease term, the Company has the option to purchase the equipment for an aggregate amount of $202.
In December 2007, the Company entered into two additional capital leases in the aggregate amount of $199,650 secured by two vertical machining centers and the personal guarantees of the president and director and the former chief financial officer and director. The leases have an effective interest rate of 7.4%, require aggregate monthly payments of $3,691, and have five year terms. At the end of the lease term, the Company has the option to purchase the equipment for an aggregate amount of $2.

Future minimum rental payments under capital leases are as follows as of December 31:

2008	$78,286
2009	76,775
2010	76,775
2011	76,775
2012	63,239
Thereafter	14,765

386,615
Less:
Amount representing interest	(64,671)

321,944
Less:
Current portion	(58,196)

$263,748

Interest expense on the capital leases was $4,654 for the year ended December 31, 2007.
Note 6. STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred Stock
The Company is authorized to issue up to 1,000,000 million shares of its $0.01 par value preferred stock. No preferred stock designations have been made to date.
Common Stock
During the year ended December 31, 2007, the following equity transactions occurred:
•	Services with a value of $6,000 were contributed to capital.

•	Deferred compensation of $45,000 was amortized to expense.

•	5,414,852 shares of common stock were issued for net aggregate cash of $1,118,000.

•	$50,000 was recorded to additional paid-in capital for the beneficial conversion feature of the convertible note payable, related party.

During the year ended December 31, 2006, the following equity transactions occurred:
•	Services with a value of $6,000 were contributed to capital.

•	2,417,858 shares of common stock were issued for aggregate net cash of $338,499.

•	700,000 shares of common stock were issued for services totaling $197,300 of which $45,000 was deferred and recognized ratably during 2007.
During the year ended December 31, 2005, the following equity transactions occurred:
•
Stock options for 100,000 shares of common stock were exercised, generating net cash proceeds of $5,000. The difference between the fair market value of $25,000 and the option price is deemed to be stock compensation expense for research and development costs.

•	Services with a value of $6,000 were contributed to capital.

•	50,000 shares of common stock were issued for services at the fair market value of $21,500.

•	Debenture conversion and extinguishment of $160,834.
During the year ended December 31, 2004, the following equity transactions occurred:
•	2,957,254 shares of common stock were issued for conversion of a debenture and related costs in the amount of $1,132,486, inclusive of derivative costs for $793,728 of debentures converted.

•	80,000 shares of common stock were issued for legal services valued at their fair market value of $36,800.

•	Additional paid-in capital was increased by $53,196, the fair market value of cash ($16,898) and receivables ($36,298) acquire from Cellfoods.

•	Services with a value of $6,000 were contributed to capital.
During the year ended December 31, 2003, the Company had no equity transactions.
During the year ended December 31, 2002, the following equity transactions occurred:
•	1,000,000 shares of common stock were issued for net aggregate cash of $46,819.

•	1,500,000 shares of common stock were issued for an investor relations contract, valued at $45,000, the fair market value of the shares on the date of the agreement.

•	2,000,000 shares of common stock were issued for net aggregate cash of $100,000.

•	Increased additional paid-in capital for the discount on loan payable — related party in the amount of $8,300.

During the year ended December 31, 2001, the following equity transactions occurred:
•	30,100,000 shares of common stock were issued in exchange for a license.

•	2,000,000 shares of common stock were cancelled pursuant to the terms of the agreement to obtain the license.

•
6,000,000 shares of common stock were issued to a related party for net cash of $6,000 and compensation expense of $84,000, the difference between the fair market value of the stock and the cash proceeds.

•	520,000 shares of common stock were issued for net cash of $52,000.

•	100,000 common stock warrants with a fair value of $100,000 were issued as compensation for a license.

•	1,070,000 shares of common stock were issued in exchange for debt forgiveness of $101,050.

•	Shareholders of the Company converted $179,610 of liabilities into contributed capital.
During the year ended December 31, 2000, the following equity transaction occurred:
•	4,500,000 shares of common stock were issued for common stock subscribed in 1999.
During the year ended December 31, 1999, the following equity transactions occurred:
•
9,750,000 shares of common stock were issued for the domain asset and domain name RadioTower.com. These shares were valued at $65,000, which was the fair market value of the shares on the date the shares were issued.

•	Issued 3,750,000 shares of common stock to various investors for cash of $25,000 in a private placement pursuant to Regulation D, Rule 504.

•	Stock subscriptions for 2,850,000 shares of common stock were accepted for cash of $19,000 pursuant to Regulation S. These shares were issued during February 2000.

•	Stock subscriptions for 1,650,000 shares of common stock were accepted in exchange for unpaid wages of $11,000 pursuant to Regulation S. These shares were issued during February 2000.

During the period May 5, 1998 (inception) to December 31, 1998, the following equity transactions occurred:
•	3,000,000 shares of common stock to various investors for aggregate net cash of $18,118 in a private placement pursuant to Regulation D, Rule 504.

•	2,250,000 shares of common stock were issued for repayment of advances aggregating $15,000.
Note 7. INCOME TAXES
The income tax provision (benefit) consists of the following for the years ended December 31:

	2007	2006
Current:	$—	$—
Deferred	—	—

	$—	$—

The Company’s effective tax rate differs from the federal and state statutory rates due to certain expenses that are not deductible for income tax purposes and the valuation allowance recorded for the deferred tax asset due to unused net operating loss carry forwards.
The following is a reconciliation of the provision for income taxes at statutory rates to the effective rate:

	2007	2006
Federal tax benefit at statutory rate	34%	34%
State tax benefit at statutory rate	9	9
Change in valuation allowance	(43)	(43)

	—%	—%

The components of the net deferred tax asset as of December 31 are as follows:

2007
Deferred tax assets (liabilities)
Net operating loss carry forward	$1,116,900
Property and equipment	(11,463)

Net deferred tax asset before valuation allowance	1,105,437
Less valuation allowance	(1,105,437)

Net deferred tax asset	$—

Deferred income taxes are provided for the tax effects of temporary differences in the reporting of income for financial statement and income tax reporting purposes and arise principally from net operating loss carry forwards. The Company has federal and state tax net operating loss carry forwards available for future periods of approximately $2,940,000 and $2,400,000, respectively, which expire in years through 2027 and 2017 for federal and state purposes, respectively.

Note 8. RELATED PARTY TRANSACTIONS
During each of the years ended December 31, 2007 and 2006, the Company paid Fullerene USA, a major shareholder, $6,000 per quarter for financial management services. The Company paid an entity affiliated with the President $3,000 per quarter for office sharing and expenses. As of December 31, 2007, the Company had $8,000 recorded as accounts payable to Fullerene and $7,098 to the affiliated entity.
Note 9. COMMITMENTS AND CONTINGENCIES
Indemnities and Guarantees
During the normal course of business, the Company has made certain indemnities and guarantees under which it may be required to make payments in relation to certain transactions. These indemnities include certain agreements with the Company’s officers and directors under which the Company may be required to indemnify such persons for liabilities arising out of their employment relationship, lease agreements where the Company may be required to indemnify landlords for damages arising from non-compliance with environmental laws and injuries sustained through use of the leased property or equipment and contracts where the Company may be required to indemnify the other party from liabilities resulting from claimed infringements of the proprietary rights of third parties or confidentiality provisions. The duration of these indemnities and guarantees varies, and in certain cases, is indefinite.
The majority of these indemnities and guarantees do not provide for any limitation of the maximum potential future payments the Company would be obligated to make. Historically, the Company has not been obligated to make significant payments for these obligations and no liability has been recorded for these indemnities in the accompanying consolidated balance sheet.
Litigation
On February 28, 2007, the Company was named as a defendant in a lawsuit pending in the Court of Common Pleas for Lake County, Ohio, captioned “SKRL Tool & Die, Inc., et al. v. William Berwald, et al., Case No. 07-CV-000567.” In their complaint, the plaintiffs allege that two of their former employees — current employees of the Company in Willoughby, Ohio, manufacturing facility — possess confidential and proprietary trade secrets of SKRL pertaining to the manufacturing of bipolar plates for fuel cells. Plaintiffs have asserted against these employees and the Company claims for, among other things, unfair competition, misappropriation of trade secrets and tortuous interference with business relationships and seek compensatory and punitive damages, as well as injunctive relief that would preclude the two former SKRL employees from continuing to be employed by the Company. The Company filed a counterclaim alleging, without limitation, certain acts of wrongdoing on the part of the Plaintiffs. These matters were fully settled in January 2008. Without admitting liability, all claims that were or could have been raised have been dismissed.

Equipment Purchase Agreements
Effective December 18, 2006, pursuant to an Assignment and Assumption of Equipment Purchase Agreement, the Company was assigned all rights of TDM, LLC relating to an Agreement dated August 22, 2006, as amended December 20, 2006, between SGL Technic Inc., a wholly owned subsidiary of SGL Technologies GmbH (“SGL”), a German company, and TDM, LLC (“TDM”), wherein the Company acquired certain equipment on an “as is” basis. This equipment consists of two press machine sets (200 and 800 ton) plus auxiliary equipment, which is used for manufacturing the bi-polar plates. The purchase price of the equipment was $200,000.
During the year ended December 31, 2006, the Company entered into a settlement arrangement regarding a deposit on equipment in the amount of $101,239. The Company returned the equipment to the vendor for a restocking fee of $31,239, which is recorded in general and administrative expense for the year ended December 31, 2006. The difference of $70,000 was refunded to the Company during 2007.
Operating Leases
The Company had an operating lease with a shareholder for research facilities in Riverside, California, with a monthly rent of $3,059. The lease expired August 31, 2007. The lease was continued on a month-to-month basis through February 29, 2008. Rent expense on this lease is included in general and administrative expense and was $36,707 for each of the years ended December 31, 2007 and 2006.
The Company entered into a lease agreement for 23,886 square feet of commercial space located in Willoughby, Ohio. The lease is for a two-year term, commencing upon March 1, 2007 and ending February 28, 2009. Future minimum payments required under the lease are $96,644 and $16,931 for the years ending December 31, 2008 and 2009, respectively. Total rent expense on this lease for the year ended December 31, 2007 was $66,307 and is included in cost of goods sold.
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
On October 13, 2006, a new amendment was executed and $50,229 was paid upon signing. The agreement also required $50,252 for the period of May 1, 2006 to April 30, 2007, payable on January 31, 2007; and, $35,395 for the period June 29, 2005 to May 10, 2007 payable on February 28, 2007. The total of $85,647 is recorded in accounts payable as of December 31, 2007.
For the years ended December 31, 2007 and 2006, and the period from inception to December 31, 2007, the Company charged $85,647, $50,229, and $330,556 respectively, to research and development expense related to this agreement.

Note 10. SUBSEQUENT EVENTS
Subsequent to year end, the Company issued convertible notes payable to a related party in the aggregate amount of $200,000. The related party is an officer, director, and shareholder of the Company. Each note bears interest at 10% per annum, has a term of one year, and is convertible into shares of the Company’s common stock at $0.10 per share. The convertible notes payable are secured by substantially all assets of the Company, except for the property and equipment encumbered by the terms of the capital lease obligations.
On April 2, 2008, the Board of Directors approved a resolution to enter into an employment compensation agreement with the Company’s president, chief executive officer, and director. The resolution authorizes the Company to accrue salary of $20,000 per month for his continued full-time employment. At such time that the Company has positive cash flow from operations, the salary will be paid in cash and the amount accrued shall also be paid at the rate of $10,000 per month or so much thereof that the Company’s cash flow permits. All accrued but unpaid amounts shall bear interest at the rate of 5% per annum, compounded annually.
On February 29, 2008, the Company adopted the 2008 Stock Incentive Plan (the “2008 Plan”) to enhance the Company’s ability to attract and retain the services of qualified employees, officers, directors and consultants and on April 2, 2008 amended the 2008 Plan to increase the number of shares that may be granted to 16,000,000. The Company may grant options or restricted stock awards under the 2008 Plan. The exercise price of options granted under the 2008 Plan shall not be less than 100% of the fair market value of the stock on the grant date for incentive stock options and non-qualified options granted to a 10% holder, as defined in the 2008 Plan. The exercise price of other non-qualified stock options shall not be less than 90% of the fair market value of the stock on the date of grant. The exercise price of options or purchase price of restricted shares of common stock may be paid in cash, net share settlement or other methods as provided by the terms of the 2008 Plan. Options vest over terms as decided upon by the Board of Directors. However, options issued to employees who are not officers or directors will vest at a minimum rate of 20 percent per year. All options expire no later than 10 years after the grant date. The 2008 Plan is administered by the Company’s Board of Directors or a designated committee thereof.
On April 2, 2008, the Company approved a grant of up to 8,000,000 million shares of restricted stock to the Company’s president, chief executive officer, and director. The restricted shares will be issued, at the rate of 2,000,000 shares per quarter, on the first day of each calendar quarter, effective beginning April 2008 and continuing to January 2009, provided the grant recipient continues to be a full-time employee of the Company to the respective issuance date. Each issuance of 2,000,000 million shares will vest in full two years from the date of issuance or upon the grant recipient’s death, if death results in termination of employment.
On February 29, 2008, the Company granted options to purchase 200,000 shares of the Company’s $0.001 par value common stock to each of its three directors, at an exercise price of $0.17 per share, and a term of five years. One-half of the options vest one year from the date of grant and thereafter at a rate of 4.17% per month. On March 25, 2008, one of the directors resigned and his option was forfeited.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
None.

ITEM 8A.	CONTROLS AND PROCEDURES
Disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports filed or submitted under the Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports filed under the Securities Exchange Act of 1934 is accumulated and communicated to management, including our principal executive and financial officers, as appropriate, to allow timely decisions regarding required disclosure.
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures (as defined in Rule 13a-15(f) and Rule 15d-15(f) of the Exchange Act) designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized, and reported within the required time periods. Within the 90 days prior to the filing date of this report, our Chief Executive Officer and Chief Financial Officer has concluded, based upon his evaluation of these disclosure controls and procedures as of the end of the period covered by this Report, that, as of that date, these disclosure controls and procedures were effective at ensuring that the required information will be disclosed on a timely basis in our reports filed under the Exchange Act.
Evaluation of Internal Controls
During the preparation of the Company’s consolidated financial statements, as of and for the year ended December 31, 2007, the Company has concluded that its current system of internal controls over financial reporting is both adequate and effective. It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute assurance that the objectives of the system will be met.
Changes in Internal Controls
There were no changes in our internal controls or in other factors that could significantly affect those controls since the most recent evaluation of such controls.

ITEM 8B.	OTHER INFORMATION
Item 1.01 Entry into a Material Definitive Agreement.
George Suzuki made loans of cash to the Company aggregating $250,000 from December 12, 2007 to April 8, 2008, in exchange for secured convertible promissory notes having maturity dates one year after issuance. The promissory notes are each convertible in whole or in part at the rate of ten cents ($0.10) per share at the election of George Suzuki. The dates and respective amounts of the promissory notes made payable to the order of George Suzuki are as follows:
No. 1 $50,000, dated December 12, 2007.
No. 2 $20,000, dated January 7, 2008.
No. 3 $30,000, dated February 1, 2008.
No. 4 $50,000, dated February 25, 2008.
No. 5 $50,000, dated March 19, 2008.
No. 6 $50,000, dated April 8, 2008.
Item 5.02 Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers.
On February 29, 2008, the Company’s Board of Directors unanimously approved the appointment of Michael Swanberg to serve as a director, filling a vacancy on the Board.
On February 29, 2008, our Board of Directors granted an option to purchase 200,000 shares of our Common Stock to George Suzuki, our chief executive officer. The option has a term of five years, has an exercise price per share of $0.17, and is not exercisable until vested. The option becomes exercisable as to 100,000 shares on the first anniversary of the date of grant and then as to an additional 8,333 and 1/3rd shares monthly thereafter. Unvested options are cancelled in the event of any termination of our employment of Mr. Suzuki.
On March 25, 2008, Yushan Yan resigned from his position as a director.
On April 2, 2008, the Board of Directors approved a resolution to enter into an employment compensation agreement with George Suzuki. The resolution authorizes the Company to accrue salary of $20,000 per month for his continued full-time employment. At such time that the Company has positive cash flow from operations, the salary will be paid in cash and the amount accrued shall also be paid at the rate of $10,000 per month or so much thereof that the Company’s cash flow permits. All accrued but unpaid amounts shall bear interest at the rate of 5% per annum, compounded annually.
On April 2, 2008, our Board of Directors granted 2,000,000 shares of our Common Stock to, among others, George Suzuki, our chief executive officer. The shares are non-transferable and subject to a substantial risk of forfeiture until vested. The shares vest on the earlier of April 2, 2010 or Mr. Suzuki’s earlier death. Unvested shares can be repurchased by us for $0.001 per share in the event of any termination of our employment of Mr. Suzuki.
On April 2, 2008, our Board of Directors approved three future grants to Mr. Suzuki of 2,000,000 shares of Common Stock each, on July 1, 2008; October 1, 2008; and January 1, 2009, provided that each such grant shall be made if and only if Mr. Suzuki shall have continued to be employed by us at the respective grant date. The shares are non-transferable and subject to a substantial risk of forfeiture until vested. The shares will vest on the earlier of the second anniversary of the grant date or Mr. Suzuki’s earlier death. Unvested shares can be repurchased by us for $0.001 per share in the event of any termination of our employment of Mr. Suzuki.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.
Incorporated by reference to our definitive proxy statement or amendment to this report to be filed on or prior to
April 29, 2008.

ITEM 10. EXECUTIVE COMPENSATION.
Incorporated by reference to our definitive proxy statement or amendment to this report to be filed on or prior to April 29, 2008.

ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
Incorporated by reference to our definitive proxy statement or amendment to this report to be filed on or prior to April 29, 2008.

ITEM 12.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Incorporated by reference to our definitive proxy statement or amendment to this report to be filed on or prior to April 29, 2008.

PART IV

ITEM 13.	EXHIBITS AND REPORTS ON FORM 8-K
(a) Exhibits. The following exhibits are attached to this Report:

Exhibit No.	Description

10.5	Form of one-year Secured Convertible Promissory Notes.

No. 1 Issued to George Suzuki in the original principal amount of $50,000, dated December 12, 2007.

No. 2 Issued to George Suzuki in the original principal amount of $20,000, dated January 7, 2008.

No. 3 Issued to George Suzuki in the original principal amount of $30,000, dated February 1, 2008.

No. 4 Issued to George Suzuki in the original principal amount of $50,000, dated February 25, 2008.

No. 5 Issued to George Suzuki in the original principal amount of $50,000, dated March 19, 2008

No. 6 Issued to George Suzuki in the original principal amount of $50,000, dated April 8, 2008

10.6	Form of Stock Option Grants issued to Directors of the Corporation approved February 29, 2008.

Grantee	Amount (shrs.)	Exercise Price	Grant Date
Yushan Yan	200,000	$0.17	2/29/08
Michael Swanberg	200,000	$0.17	2/29/08
George Suzuki	200,000	$0.17	2/29/08

10.7	Terms and Conditions of Salary Accrual for George Suzuki as approved April 2, 2008.

10.8	Form of Restricted Stock Purchase Agreement by and between the Corporation and George Suzuki for 2,000,000 shares of Common Stock dated April 2, 2008.

24	Power of Attorney (included in the signature page of this report).

31	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Following is a list of exhibits which we previously filed in other reports which we filed with the SEC, listed by the Exhibit No., description of the exhibit and the identity of the Report where the exhibit was filed.

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
(b) Reports on Form 8-K.
On September 21, 2007, the Registrant filed a Report on Form 8-K reporting under Item 5.02 the resignation of Ken Inouye from the offices of Director, Secretary and Treasurer effective on September 15, 2007.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.
Our Board of Directors reviews and approves audit and permissible non-audit services performed by its independent accountants, as well as the fees charged for such services. In our review of non-audit service fees and its appointment of Stark Winter Schenkein & Co., LLP as our independent accountants, our Board of Directors considered whether the provision of such services is compatible with maintaining independence. All of the services provided and fees charged by Stark Winter Schenkein & Co., LLP, in fiscal years ended December 31, 2007, were approved by our Board of Directors.
Audit Fees
The aggregate fees billed by Stark Winter Schenkein & Co., LLP for professional services for the audit of our annual financial statements and the reviews of the financial statements included in our quarterly reports on Form 10-QSB for 2007 and 2006 were $23,750 and $23,650, respectively, net of expenses.

Audit-Related Fees
There were no other fees billed by during the last two fiscal years for assurance and related services that were reasonably related to the performance of the audit or review of our financial statements and not reported under “Audit Fees” above.
Tax Fees
The aggregate fees billed during the last two fiscal years for professional services rendered for tax compliance for fiscal years ended December 31, 2007 and 2006 were $2,250 and $3,250, respectively.
All Other Fees
There were no other fees billed by Stark Winter Schenkein & Co., LLP during the last two fiscal years for products and services provided.

SIGNATURES
In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 12, 2008.

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

Signature	Title	Date

/s/ George Suzuki George Suzuki	President, Chief Executive Officer, Chief Financial Officer and Director (principal executive officer, principal financial and accounting officer)	April 12, 2008

/s/ Michael Swanberg	Director	April 12, 2008
Michael Swanberg

EXHIBIT INDEX

Exhibit No.	Description
10.5	Form of one-year Secured Convertible Promissory Notes payable to the order of George Suzuki:

No. 1 Original principal amount of $50,000, dated December 12, 2007.

No. 2 Original principal amount of $20,000, dated January 7, 2008.

No. 3 Original principal amount of $30,000, dated February 1, 2008.

No. 4 Original principal amount of $50,000, dated February 25, 2008.

No. 5 Original principal amount of $50,000, dated March 19, 2008.

10.6	Form of Stock Option Grants issued to Directors of the Corporation approved February 29, 2008.

Grantee	Amount (shrs.)	Exercise Price	Grant Date
Yushan Yan	200,000	$0.17	2/29/08
Michael Swanberg	200,000	$0.17	2/29/08
George Suzuki	200,000	$0.17	2/29/08

10.7	Terms and Conditions of Salary Accrual for George Suzuki as approved April 2, 2008.

10.8	Form of Restricted Stock Purchase Agreement by and between the Corporation and George Suzuki for:
2,000,000 shares of Common Stock dated April 2, 2008.

24	Power of Attorney (included in the signature page of this report).

31	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.