Form 10KSB/A
period 2007-12-31
PACIFIC FUEL CELL CORP
filed 2008-04-29
CIK 1098578

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-KSB/A
(Mark One)

☑	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

☐	Transitional Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2007
Commission file number: 0-28031
PACIFIC FUEL CELL CORP.
(Exact name of registrant as specified in its charter)

Nevada	80-0043875

(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)
131 N. Tustin Ave.
Suite 100
Tustin, CA 92780
(714) 564-1693
(Address, including zip code and telephone number, including area code, of registrant’s executive offices)

Securities registered under Section 12(b) of the Exchange Act:
None

Securities registered under to Section 12(g) of the Exchange Act:
Common Stock, $0.001 par value
(Title of class)
Check whether the issuer is not required to file reports pursuant to Section 13 of 15(d) of the Exchange Act. ☐
Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
State issuer’s revenues for its most recent fiscal year. $425,582
State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days: $4,071,025 as of March 24, 2008.
State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of April 10, 2008, 77,210,248 shares of Common Stock were issued and outstanding.
Documents incorporated by reference: None

This Form 10-KSB/A amends Part III and Item 13 of Part IV of our Form 10-KSB filed on April 14, 2008.
PART III
ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.
During our 2007 fiscal year, the following persons were our directors and executive officers:

Name	Age	Position(s)

George Suzuki	65	President, Secretary, Treasurer and Director
Dr. Yushan Yan(1)	44	Director
Kenneth Inouye(2)	65	Secretary, Treasurer and Director

(1)	On March 25, 2008, Dr. Yushan Yan resigned as a director.

(2)	On September 15, 2007, Mr. Inouye resigned as Secretary/Treasurer and as a director.
On February 29, 2008, Michael Swanberg was appointed as a director to fill a vacancy on the Board.
RESUMES
George Suzuki assumed his positions with us upon effectiveness of the Fullerene Agreement in August 2001. In addition to his positions with us, since January 1991, Mr. Suzuki has been CEO of Beltec Industries, Inc., Tustin, CA, a privately held company engaged in the sale of air purification systems.
Dr. Yushan Yan was appointed as a director in November 2004. Since July 1998, Dr. Yan has been a Professor at the University of California, Riverside.
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
During fiscal 2007, our Board of Directors did not have any formal meetings, but did take action in two (2) instances by unanimous written consent.
During fiscal 2007, the Board of Directors had no committees.

COMMITTEE INFORMATION
No directors were appointed or nominated during fiscal year 2007. We believe it was appropriate in 2007 for all of our directors to participate in the nomination process due to the number of directors on the Board being so few and the large burden and time commitment that otherwise would have been placed on the one independent director. We do not have a noninating committee charter and do not have a policy with respect to consideration of candidates who are recommended by our shareholders for positions on the Board or a formal policy concerning how our shareholders can communicate with the Board. Our Board believes that it is appropriate not to have a formal policy dealing with shareholder candidates because our shareholders have not to date made recommendations of candidates for the Board and believes that it is appropriate not to have a formal policy dealing with shareholder communications because we have so few Board members.
In fiscal year 2007, we did not have a separate standing audit committee, and we did not have an audit committee financial expert on our Board of Directors.
CODE OF ETHICS
We do not have a written code of ethics. We have only one executive employee at this time, and during the fiscal year we had only one other executive employee. We do not have sufficient staffing or infrastructure to administer one, and were we to do so, we would be very reliant upon self-reporting by the individual executive officers in any case. We believe that we have dealt with any potential ethics issues in a fully-disclosed and appropriate manner nonetheless, helped by the simplicity of our corporate structure. Therefore, we have not believed that a code of ethics was sufficiently important to justify its costs of implementation to date.
COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT
Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s officer’s, directors and persons who own more than 10% of the Company’s Common Stock to file reports of ownership and changes in ownership with the Securities and Exchange Commission. All of the aforesaid persons are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.
In 2001, Fullerene did not file an initial report on Form 3.
In or about 2003, Fullerene did not file a Form 4 to report a disposition of 600,000 shares by Fullerene to one of its employees.
Neither of Messrs. Suzuki nor Inouye filed initial reports on Form 3.

ITEM 10. EXECUTIVE COMPENSATION.
REMUNERATION
The following table reflects all forms of compensation for services to us for the years ended December 31, 2007, 2006 and 2005, of our chief executive officer. No executive officer received in excess of $100,000 in annual compensation during the aforesaid time.
SUMMARY COMPENSATION TABLE

		Annual Compensation(1)
Name and				All Other	Total
Principal		Salary	Bonus	Compensation	Compensation
Position	Year	($)	($)	($)	($)
George Suzuki, President, CEO, CFO, director	2007	0	$35,400	0	$35,400
	2006	0	$15,000	0	$15,000
	2005	0	0	0	0

(1)
For the years ended December 31, 2007, 2006, and 2005, no executive officer received compensation in the form of any restricted stock awards, stock option awards, securities underlying options, non-equity plan compensation or non-qualified deferred compensation.

On February 29, 2008, options to purchase up to 200,000 shares of Common Stock were granted to each of our three directors under the 2008 Stock Incentive Plan. On March 25, 2008, Yushan Yan resigned from his position as a director, and the options to purchase 200,000 shares held by him expired unexercised and became available for future grant.
On April 2, 2008, the Company approved a grant of up to 8 million shares of restricted stock to Mr. Suzuki, the Company’s president, chief executive officer, and a director. The restricted shares will be issued at the rate of up to 2 million shares on the first day of each calendar quarter, effective beginning April 2008 and continuing to January 2009, provided the grant recipient continues to be a full-time employee of the Company to the respective issuance date. Each issuance of 2 million shares will vest in two full years from the date of issuance or upon the grant recipient’s death, if death results in termination of employment.
Under our 2008 Stock Incentive Plan, 13,600,000 shares are available for future grants, 2,000,000 shares are outstanding and 400,000 shares are reserved for issuance pursuant to outstanding options. This plan permits issuances of restricted stock or stock options. The stock options may be either incentive stock options or non-qualified stock options. Directors, executive officers, employees and service providers can participate in this plan. The Board of Directors, or a committee to which the Board delegates the authority, can make all determinations under this plan, including the recipients, the amounts and the terms of the grants.

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

Name and Address of	Amount and Nature of		Percent
Beneficial Owner	Beneficial Ownership		of Class

Fullerene USA, Inc.	28,500,000	(1)	37%
1721 Garvey Ave., #A Alhambra, CA 91803

Stephen G. Godwin	6,000,000	(2)	7.8%
11854 Darlington Ave., #304 Los Angeles, CA 90049

All Directors and Executive Officers as a Group (1 person)	28,500,000	(1)	37%

(1)	Mr. Suzuki owns approximately 40.2% of Fullerene’s issued and outstanding common stock.

(2)	In addition to the 6 million shares owned by Mr. Godwin referenced above, he owns approximately 19.4% interest in Fullerene USA, Inc.
ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
The directors and executive officers are as listed in Item 9 above.
From December 2007 through April 22, 2008, we borrowed $300,000 from our president, George Suzuki. The loans are evidenced by secured convertible promissory notes. The notes bear interest at a rate of 10% per annum and are secured by substantially all of the assets of the Company. The amounts due under the notes are convertible, in whole or in part, at the option of the holder into our Common Stock at a price of $0.10 per share. The form of promissory note, containing the complete terms thereof, is incorporated herein by reference to Exhibit 10.5.
During the years ended December 31, 2006 and 2007, we paid Fullerene USA, Inc., our majority stockholder, approximately $6,000 per quarter for financial management expenses. Messrs. Suzuki and Inouye, each an officer and director of the Company at those respective times, each owns 40.2% of Fullerene’s issued and outstanding common stock.
Our principal executive offices are located at: 131 N. Tustin Ave. Suite 100, Tustin CA 92780. We share this space pursuant to a verbal month-to-month lease with Beltec Industries, a company owned by George Suzuki, our president, CEO, CFO and a director. Our office sharing expenses are approximately $1,000 per month. This space consists of 700 square feet of executive office space.
DIRECTOR INDEPENDENCE
Neither George Suzuki nor Ken K. Inouye was independent under the definition of independence used by the Nasdaq Stock Market for members of audit, compensation and nominating committees. Dr. Yushan Yan was independent under that definition, even though he is one of the principal inventors of a technology to which we have certain marketing rights and even though his employer, University of California—Riverside, had received development payments from us.

PART IV
ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K
(a)	Exhibits. The following exhibits are attached to this Report:

Exhibit No.	Description

10.9	2008 Stock Incentive Plan, as amended.

31	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Following is a list of exhibits which we previously filed in other reports which we filed with the SEC, listed by the Exhibit No., description of the exhibit and the identity of the Report where the exhibit was filed.

Exhibit No.	Description

2.1(1)	Corporate Charter
2.2(1)	Articles of Incorporation
2.3(1)	Amendment to Articles of Incorporation
2.4(1)	Bylaws
2.5(2)	Amendment to Articles of Incorporation
10.1(2)	Agreement between the Company and Fullerene, USA, Inc.
10.2(3)	Lease Agreement – Riverside Laboratory
10.3(4)	Agreement between the Company and Bourns, Inc.
10.4(5)	Lease Agreement dated January 24, 2007.
10.5(6)	Form of one-year Secured Convertible Promissory Notes.

	No. 1	Issued to George Suzuki in the original principal amount of $50,000, dated December 12, 2007.
	No. 2	Issued to George Suzuki in the original principal amount of $20,000, dated January 7, 2008.
	No. 3	Issued to George Suzuki in the original principal amount of $30,000, dated February 1, 2008.
	No. 4	Issued to George Suzuki in the original principal amount of $50,000, dated February 25, 2008.
	No. 5	Issued to George Suzuki in the original principal amount of $50,000, dated March 19, 2008.
	No. 6	Issued to George Suzuki in the original principal amount of $50,000, dated April 8, 2008.
	No. 7	Issued to George Suzuki in the original principal amount of $50,000, dated April 22, 2008.

10.6(6)	Form of Stock Option Grants.

	Grantee	Amount (shrs.)	Exercise Price	Grant Date
	Yushan Yan	200,000	$0.17	2/29/08
	Michael Swanberg	200,000	$0.17	2/29/08
	George Suzuki	200,000	$0.17	2/29/08

10.7(6)	Terms and Conditions of Salary Accrual for George Suzuki
10.8(6)	Form of Restricted Stock Purchase Agreement by and between the Corporation and George Suzuki for 2,000,000 shares of Common Stock dated April 2, 2008.

(1)	Filed with the Securities and Exchange Commission in the Exhibits to Form 10-KSB filed on November 10, 1999, and are incorporated by reference herein.

(2)	Filed with the Securities and Exchange Commission in the Exhibits to Form 8-K filed on September 6, 2001, and are incorporated by reference herein.

(3)	Filed with the Securities and Exchange Commission in the Exhibits to Form 10-KSB filed on April 8, 2005, and is incorporated by reference herein.

(4)	Filed with the Securities and Exchange Commission in the Exhibits to Form 10-KSB filed on April 18, 2006, and is incorporated by reference herein.

(5)	Filed with the Securities and Exchange Commission in the Exhibits to Form 10-KSB filed on April 2, 2007, and is incorporated by reference herein.

(6)	Filed with the Securities and Exchange Commission in the Exhibits to Form 10-KSB filed on April 14, 2008 and is incorporate by reference herein.

(b)	Reports on Form 8-K.
On September 21, 2007, the Registrant filed a Report on Form 8-K reporting under Item 5.02 the resignation of Ken Inouye from the offices of Director, Secretary and Treasurer effective on September 15, 2007.

SIGNATURES
In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 28, 2008.

PACIFIC FUEL CELL CORP. (Registrant)

By:	/s/ George Suzuki
George Suzuki, President,
Chief Executive Officer and Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

2.1(1)	Corporate Charter
2.2(1)	Articles of Incorporation
2.3(1)	Amendment to Articles of Incorporation
2.4(1)	Bylaws
2.5(2)	Amendment to Articles of Incorporation
10.1(2)	Agreement between the Company and Fullerene, USA, Inc.
10.2(3)	Lease Agreement – Riverside Laboratory
10.3(4)	Agreement between the Company and Bourns, Inc.
10.4(5)	Lease Agreement dated January 24, 2007.
10.5(6)	Form of one-year Secured Convertible Promissory Notes.

	No. 1	Issued to George Suzuki in the original principal amount of $50,000, dated December 12, 2007.
	No. 2	Issued to George Suzuki in the original principal amount of $20,000, dated January 7, 2008.
	No. 3	Issued to George Suzuki in the original principal amount of $30,000, dated February 1, 2008.
	No. 4	Issued to George Suzuki in the original principal amount of $50,000, dated February 25, 2008.
	No. 5	Issued to George Suzuki in the original principal amount of $50,000, dated March 19, 2008.
	No. 6	Issued to George Suzuki in the original principal amount of $50,000, dated April 8, 2008.
	No. 7	Issued to George Suzuki in the original principal amount of $50,000, dated April 22, 2008.

10.6(6)	Form of Stock Option Grants.

	Grantee	Amount (shrs.)	Exercise Price	Grant Date
	Yushan Yan	200,000	$0.17	2/29/08
	Michael Swanberg	200,000	$0.17	2/29/08
	George Suzuki	200,000	$0.17	2/29/08

10.7(6)	Terms and Conditions of Salary Accrual for George Suzuki
10.8(6)	Form of Restricted Stock Purchase Agreement by and between the Corporation and George Suzuki for 2,000,000 shares of Common Stock dated April 2, 2008.
10.9	2008 Stock Incentive Plan, as amended.
31	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Filed with the Securities and Exchange Commission in the Exhibits to Form 10-SB filed on November 10, 1999, and are incorporated by reference herein.

(2)	Filed with the Securities and Exchange Commission in the Exhibits to Form 8-K filed on September 6, 2001, and are incorporated by reference herein.

(3)	Filed with the Securities and Exchange Commission in the Exhibits to Form 10-KSB filed on April 8, 2005, and is incorporated by reference herein.

(4)	Filed with the Securities and Exchange Commission in the Exhibits to Form 10-KSB filed on April 18, 2006, and is incorporated by reference herein.

(5)	Filed with the Securities and Exchange Commission in the Exhibits to Form 10-KSB filed on April 2, 2007, and is incorporated by reference herein.

(6)	Filed with the Securities and Exchange Commission in the Exhibits to Form 10-KSB filed on April 14, 2008 and is incorporate by reference herein.