Form 10-Q
period 2008-03-31
PACIFIC FUEL CELL CORP
filed 2008-05-20
CIK 1098578

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended March 31, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number: 0-028031

PACIFIC FUEL CELL CORP.
(Exact name of registrant as specified in its charter)

Nevada	80-004875
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)
131 N. Tustin Ave., Suite 100, Tustin, CA 92780
(Address of Principal Executive Office)
714-564-1693
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 (the “Exchange Act”) during the preceding twelve (12) months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES ☑     NO ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES ☐     NO ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock. As of May 19, 2008: 75,210,248 shares of common stock, par value $0.01.

Page
PART I FINANCIAL INFORMATION

Item 1. Financial Statements	1

Consolidated Balance Sheets, March 31, 2008 (Unaudited) and December 31, 2007	1

Consolidated Statements of Operations for the Three months Ended March 31, 2008 and 2007 and from May 5, 1998 (Inception) to March 31, 2008 (Unaudited)	2

Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2008 and 2007 and from May 5, 1998 (Inception) to March 31, 2008 (Unaudited)	3

Notes to the Unaudited Consolidated Financial Statements	4

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	7

Item 3. Quantitative and Qualitative Disclosures About Market Risks	9

Item 4T. Controls and Procedures	9

PART II OTHER INFORMATION

Item 1. Legal Proceedings	10

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	10

Item 3. Defaults Upon Senior Securities	10

Item 4. Submission of Matters to a Vote of Security Holders	10

Item 5. Other Information	11

Item 6. Exhibits	11

SIGNATURES	12

EXHIBIT INDEX	13

Exhibit 31.1
Exhibit 32.1

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS.
PACIFIC FUEL CELL CORP.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2008	2007
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash	$32,045	$25,755
Accounts receivable, net	35,982	132,723
Inventories	41,788	19,896
Prepaid expenses	—	4,007

Total current assets	109,815	182,381

PROPERTY, PLANT AND EQUIPMENT, net at cost	542,593	565,140

OTHER ASSETS:
Security deposits	9,054	9,054

	$661,462	$756,575

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$398,607	$265,312
Convertible note payable, related party	200,000	50,000
Accrued interest — related party	3,059	—
Current portion of capital lease obligations	58,695	58,196
Deferred rent	12,354	12,354

Total current liabilities	672,715	385,862

CAPITAL LEASE OBLIGATIONS, NET OF CURRENT PORTION	257,762	263,748

Total liabilities	930,477	649,610

STOCKHOLDERS’ (DEFICIT) EQUITY:
Preferred stock; $0.01 par value, 1,000,000 shares authorized, none issued and outstanding	—	—
Common stock; $0.001 par value, 200,000,000 shares authorized, 75,210,248 shares issued and outstanding	75,210	75,210
Additional paid-in capital	4,506,618	4,408,502
(Deficit) accumulated during the development stage	(4,850,843)	(4,376,747)

	(269,015)	106,965

	$661,462	$756,575

The accompanying notes are an integral part of these consolidated financial statements.

PACIFIC FUEL CELL CORP.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

			For the Period
			May 5, 1998
	For the Three Months		(Inception) through
	March 31,		March 31,
	2008	2007	2008
REVENUES:
Product sales	$86,305	$—	$583,875
Grants	—	—	99,901

	86,305	—	683,776

COST OF SALES	195,934	118,327	1,162,422

GROSS (LOSS)	(109,629)	(118,327)	(478,646)

OPERATING EXPENSES:
General and administrative	237,840	187,650	2,355,224
Research and development	—	98,352	408,912
General and administrative stock compensation	3,616	15,000	316,416
Depreciation and amortization	22,546	6,816	119,950
Change in value of derivative instruments, net	—	—	460,498
Loss on extinguishment of debentures	—	—	16,706
Loss on asset impairment	—	—	510,667
Loss on disposal of property and equipment	—	—	3,391

	264,002	307,818	4,191,764

(LOSS) FROM OPERATIONS	(373,631)	(426,145)	(4,670,410)

OTHER INCOME (EXPENSE):
Interest income	2	200	8,251
Interest expense	(4,681)	—	(76,783)
Interest expense, related party	(2,786)	—	(3,059)
Interest expense, noncash financing cost	(93,000)	—	(143,000)
Foreign currency transaction gain (loss)	—	—	(168)
Other	—	—	(1,174)

	(100,465)	200	(215,933)

(LOSS) BEFORE INCOME TAX EXPENSE (BENEFIT)	(474,096)	(425,945)	(4,886,343)

INCOME TAX EXPENSE (BENEFIT)	—	—	(12,070)

(LOSS) BEFORE EXTRAORDINARY ITEM	(474,096)	(425,945)	(4,874,273)

EXTRAORDINARY ITEM, Gain on forgiveness of debt, net of income taxes of $12,070	—	—	23,430

NET (LOSS)	$(474,096)	$(425,945)	$(4,850,843)

Per Share Information:
Weighted average shares outstanding — basic and diluted	75,210,248	72,280,470

Net (loss) per common share — basic and diluted:
(Loss) before extraordinary item	$(0.01)	$(0.01)
Extraordinary item	—	—

	$(0.01)	$(0.01)

The accompanying notes are an integral part of these consolidated financial statements.

PACIFIC FUEL CELL CORP.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

			For the Period
			May 5, 1998
	For the Three Months		(Inception) through
	March 31,		March 31,
	2008	2007	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$(474,096)	$(425,945)	$(4,850,843)
Adjustments to reconcile net (loss) to net cash (used in) operating activities:
Depreciation and amortization	22,546	6,816	119,950
Stock compensation	3,616	15,000	514,416
Interest expense, non-cash financing cost	93,000	—	148,239
Contributed services to capital	1,500	1,500	19,500
Reserve for uncollectible accounts receivable	—	—	36,298
Extraordinary item	—	—	35,500
Loss on disposal of property and equipment	—	—	3,391
Non-cash derivative expenses	—	—	657,465
Interest expense converted to loan payable	—	—	12,684
Deposit — restocking fee	—	—	31,239
Loss on impairment of property and equipment	—	—	510,167
Changes in operating assets and liabilities:
Accounts receivable	96,741	—	(35,982)
Inventories	(21,892)	—	(41,788)
Prepaid expenses	4,007	(939)	—
Security deposits	—	(7,928)	(9,054)
Accounts payable and accrued expenses	133,569	157,034	433,746
Accrued interest — related party	2,786	—	3,059
Deferred rent	—	—	12,354

Net cash (used in) operating activities	(138,223)	(254,462)	(2,399,659)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	—	(27,120)	(224,754)
Net cash received in purchase of Cellfoods	—	—	16,898
Refund deposit on equipment	—	70,000	(131,239)
Investment in mineral claims	—	—	(5,000)

Net cash provided by (used in) investing activities	—	42,880	(344,095)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of notes payable, related party	150,000	—	485,462
Payments on notes payable, related parties	—	—	(71,083)
Deferred debenture costs	—	—	(136,000)
(Payments) proceeds of convertible redeemable debentures	—	—	776,855
Payments on capital lease obligations	(5,487)	—	(14,369)
Net proceeds from issuance of common stock	—	608,000	1,734,934

Net cash provided by financing activities	144,513	608,000	2,775,799

NET INCREASE IN CASH	6,290	396,418	32,045

CASH AT BEGINNING OF PERIOD	25,755	113,727	—

CASH AT END OF PERIOD	$32,045	$510,145	$32,045

The accompanying notes are an integral part of these consolidated financial statements.

PACIFIC FUEL CELL CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2008
(Unaudited)
NOTE 1. BASIS OF PRESENTATION AND ACCOUNTING POLICIES
Basis of Presentation
The accompanying unaudited interim consolidated financial statements of Pacific Fuel Cell Corp. (“Pacific Fuel” or the “Company”) have been prepared in accordance with the accounting principles generally accepted in the United States of America pursuant to the rules and regulations of the U. S. Securities and Exchange Commission (the “SEC”) for interim financial information under Rule 8.03 of Regulation S-X. Accordingly, the financial statements do not include all the information and notes required by generally accepted accounting principles in the United States (“GAAP”) for complete annual financial statements. In the opinion of management, the accompanying unaudited interim financial statements contain all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary to present fairly the financial position of the Company as of March 31, 2008, and the results of its operations and cash flows for the three months ended March 31, 2008 and 2007, and for the period from May 8, 1998 (inception) to March 31, 2008. Interim operating results are not necessarily indicative of results that may be expected for the year ending December 31, 2008, or for any subsequent period. These unaudited interim consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2007, as filed with the SEC.
Notes to the interim financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the year ended December 31, 2007, as reported in the Form 10-KSB have been omitted.
Certain prior year amounts have been reclassified to conform to the current period presentation.
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

NOTE 2. GOING CONCERN
The accompanying consolidated interim financial statements have been prepared assuming the Company will continue as a going concern. The Company has suffered recurring losses, generated no significant revenues, and as of March 31, 2008, has an accumulated (deficit) since inception of ($4,850,843). The Company cannot provide assurance that it can achieve or sustain profitability on a quarterly or annual basis in the future. The Company anticipates it will continue to incur losses until it is able to establish significant levels of revenue while controlling its expenses. The Company’s success is dependent upon the successful development and marketing of its products, as to which there is no assurance. Any future success that the Company might enjoy will depend upon many factors, including factors out of its control or which cannot be predicted at this time. These factors may include changes in or increased levels of competition, including the entry of additional competitors and increased success by existing competitors, changes in general economic conditions, increases in operating costs, including costs of supplies, personnel and equipment, reduced margins caused by competitive pressures and other factors. These conditions may have a materially adverse effect upon the Company or may force it to reduce or curtail operations. In addition, the Company will require additional funds to sustain and expand its sales and marketing activities, particularly if a well-financed competitor emerges. There is no assurance that the Company will be able to obtain debt or equity financing on terms acceptable to the Company, if at all. The inability to obtain sufficient funds from operations or external sources would require the Company to curtail or cease operations. Any additional equity financing may involve substantial dilution to then existing stockholders. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.
NOTE 3. CONVERTIBLE NOTE PAYABLE, RELATED PARTY
During the quarter ended March 31, 2008, the Company entered into four (4) convertible notes payable with a related party aggregating $150,000. The related party is an officer, director, and shareholder of the Company. The convertible notes payable bear interest at 10% per annum, have a term of one year from the date entered into and are convertible into shares of the Company’s common stock at a rate of $0.10 per share. The notes are secured by substantially all assets of the Company, except for the property and equipment encumbered by the terms of the capital lease obligations. On the note date, the market price of the Company’s common stock exceeded the conversion price of $0.10 per share on three of the notes, resulting in a beneficial conversion feature aggregating $93,000. As the notes are immediately convertible at inception of the note, the beneficial conversion feature was recorded as interest expense and additional paid-in capital during the quarter ended March 31, 2008.
NOTE 4. CAPITAL LEASE OBLIGATIONS
Future minimum rental payments under capital leases are as follows as of March 31, 2008:

2008	$70,163
2009	76,775
2010	76,775
2011	76,775
2012	63,239
Thereafter	14,765

378,492

Less: amount representing interest	(62,035)

316,457
Less: current portion	(58,695)

Long-term portion	$257,762

Interest expense on the capital leases was $2,636 for the three months ended March 31, 2008, and $-0- for the comparative period ended March 31, 2007.

NOTE 5. COMMITMENTS AND CONTINGENCIES
On April 2, 2008, the Board of Directors approved the terms of a resolution to enter into an employment compensation agreement with the Company’s president, chief executive officer, and director. The resolution authorizes the Company to accrue salary of $20,000 per month for his continued full-time employment. At such time that the Company has positive cash flow from operations, the salary will be paid in cash and the amount accrued shall also be paid at the rate of $10,000 per month or so much thereof that the Company’s cash flow permits. All accrued but unpaid amounts shall bear interest at the rate of 5% per annum, compounded annually. The Board of Directors approved the initial resolution for the compensation accrual on February 29, 2008, and the Company accrued $20,000 of compensation for the month of March 2008.
NOTE 6. STOCKHOLDERS’ (DEFICIT)
2008 Stock Incentive Plan
On February 29, 2008, the Company adopted the 2008 Stock Incentive Plan (the “2008 Plan”) to enhance the Company’s ability to attract and retain the services of qualified employees, officers, directors and consultants. On April 2, 2008, the Company amended the 2008 Plan to increase the number of shares reserved under the plan from 6,000,000 to 16,000,000. The Company may grant options or restricted stock awards under the terms of the 2008 Plan. The exercise price of options granted under the 2008 Plan shall not be less than 100% of the fair market value of the stock on the grant date for incentive stock options and non-qualified options granted to a 10% holder, as defined in the 2008 Plan. The exercise price of other non-qualified stock options shall not be less than 90% of the fair market value of the stock on the date of grant. The exercise price of options or purchase price of restricted shares of common stock may be paid in cash, net share settlement, or other methods as provided by the terms of the 2008 Plan. Options vest over terms as decided upon by the Board of Directors. However, options issued to employees who are not officers or directors will vest at a minimum rate of 20 percent per year. All options expire no later than 10 years after the grant date. The 2008 Plan is administered by the Company’s Board of Directors or a designated committee thereof.
Options
On February 29, 2008, the Company granted five (5) year options to purchase 200,000 shares of the Company’s $0.001 par value common stock to each of its three directors, at an exercise price of $0.17 per share, the market price on the date of the grant. One-half of the options vest one year from the date of grant and thereafter at a rate of 4.17% per month. On March 25, 2008, one of the directors resigned and his option agreement was never signed whereby those options were forfeited. The remaining 400,000 options were valued at $57,859 using the Black-Scholes option pricing model and will be expensed over the vesting period. The options were valued using a volatility of 126.040%, a risk free interest rate of 2.5%, an expected life of 5.0 years and zero quarterly dividends. During the three months ended March 31, 2008, $3,616 was recognized as stock compensation expense.
NOTE 7. SUBSEQUENT EVENTS
On April 2, 2008, the Company approved a grant of up to 8,000,000 million shares of restricted stock to the Company’s president, chief executive officer, and director. The restricted shares will be issued, at the rate of 2,000,000 shares per quarter, on the first day of each calendar quarter, effective beginning April 2008 and continuing to January 2009, provided the grant recipient continues to be a full-time employee of the Company to the respective issuance date. Each issuance of 2,000,000 million shares will vest in full two years from the date of issuance or upon the grant recipient’s death.
Subsequent to March 31, 2008, the Company issued three (3) convertible notes payable to a related party in the aggregate amount of $150,000. The related party is an officer, director, and shareholder of the Company. Each note bears interest at 10% per annum, has a term of one year, and is convertible into shares of the Company’s common stock at $0.10 per share. The convertible notes payable are secured by substantially all assets of the Company, except for the property and equipment encumbered by the terms of the capital leases.

On April 10, 2008, and May 6, 2008, as payment for legal services, the Company issued one-year convertible promissory notes to The Yocca Law Firm LLP in the amounts of $20,978.55 and $40,186.78 respectively. Each note bears interest at the rate of 10% per annum and is convertible, in whole or in part, at the option of the holder into shares of the Company’s common stock at $0.10 per share. The Company is relying upon the exemption from registration under Section 4(2) of the Securities Act of 1933 for the issuance of the convertible promissory notes and any related issuance of Common Stock.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion should be read in conjunction with our unaudited financial statements and notes thereto included herein. In connection with, and because we desire to take advantage of, the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, we caution readers regarding certain forward looking statements in the following discussion and elsewhere in this report and in any other statement made by us, or on our behalf, whether or not in future filings with the Securities and Exchange Commission. Forward-looking statements are statements not constituting historical information and which relate to future operations, strategies, financial results or other developments. Forward looking statements are necessarily based upon estimates and assumptions that are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control and many of which, with respect to future business decisions, are subject to change. These uncertainties and contingencies can affect actual results and could cause actual results to differ materially from those expressed in any forward-looking statements made by us, or on our behalf. We disclaim any obligation to update forward-looking statements except as required by law.
Pacific Fuel Cell Corp. (“we”, “us”, “our”, or the “Company”) is a Nevada corporation that, since 1998 initially pursued the development and production of low cost fuel cells for transportation. We revised our original business plan as a result of the costs associated with developing transportation related fuel cells, which exceeded our available capital. We may reinstate the elements of the original business plan if our current business plan proves successful, of which there can be no assurance.
Plan of Operations
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
During the next twelve months, we intend to hire additional employees. In order to be able to do so, we must receive additional funds, either from operations, which requires that we increase sales and control costs, or from investment.
Our research and development expenses are expected to be approximately $50,000 during the next twelve months. Those expenses relate to our production of plates. We currently have no active initiatives to exploit our marketing rights in nanoMEA technology or conduct other technology development.
We require additional funds in order to continue and expand our operations. In the three month period ended March 31, 2008, we received loans in the total amount of $150,000 from George Suzuki. To secure these loans, we have granted Mr. Suzuki a security interest in substantially all of our assets. Prior to accepting these loans, the Company privately sought investments from others, and the Company has had difficulty obtaining investment funds.
From April 1, 2008 to the present, we have received additional loans from Mr. Suzuki in the total amount of $150,000. We do not have any assurance from Mr. Suzuki that any additional funds will be loaned by Mr. Suzuki. The Company continues to require additional funding.

Liquidity and Capital Resources
Since May 1988 we have financed our operations through the issuance of debt and equity securities and loans from stockholders. As of March 31, 2008, we had $109,815 of total current assets of which $32,045 was cash, and a working capital deficit of $562,900. Our practice is to invest excess cash, where available, in short-term money market investment instruments.
We are looking for additional working capital necessary to fund our current operations through the remainder of 2008. We need financing immediately to cover administrative expenses and on-going expenses of operations, including manufacturing costs to produce product. Management is seeking additional sources of equity and/or debt financing.
We also will require additional debt or equity capital to fully implement our business plan in the future, and there are no assurances that we will be able to raise capital when needed. Our inability to obtain sufficient funds from external sources when needed will have a material adverse affect on our plan of operations, results of operations and financial condition.
Cash used in operating activities during the three months ended March 31, 2008 was $138,223, compared to $254,462 used for the comparable period of the prior year. The decrease primarily consists of a non-cash beneficial conversion feature charge to operations of $93,000 in the current-year period and a reduction in accounts receivable aggregating $96,741, and these were mainly offset by an increase in inventory of $21,892 and a decrease in accounts payable and accrued liabilities of $23,466. Operating activities consisted primarily of product production and the general operation of our corporate office.
We did not utilize any cash in investing activities during the three months ended March 31, 2008 as compared to $42,880 provided by investing activities for the comparable period of the prior year that was attributable to a deposit refund on equipment.
Cash provided by financing activities during the three months ended March 31, 2008 was $144,513, compared to cash provided by financing activities of $608,000 for the comparable period of the prior year. Cash provided by financing activities consists primarily of the proceeds from the sale of common stock or the sale of convertible debt securities. As discussed above in this report, we are attempting to raise additional funds that may take the form of equity or debt or a combination of such securities.
Trends
Fuel cell manufacturers have incurred unwarranted expense and diversion of management time in trying to manufacture each of the several components needed for their fuel cells. We believe that we can create a viable, profitable business by utilizing proven manufacturing techniques in a dedicated environment. To this end we have started manufacturing bipolar plates, end plates and flow plates in our plant in Willoughby, Ohio. We expect that our customers will include many prominent industrial firms, as well as leading independent fuel cell companies.
We believe that the reason that the fuel cell market is not rapidly expanding at this time is due to high manufacturing costs and lack of successful applications. We believe that a robust fuel cell market is likely to occur at some future time, due to the advantages of low pollution and independence from fossil fuels. Major automobile, industrial and power supply companies are heavily involved in research and development activities of fuel cell technology and many have announced prototypes and commercial models. However, we know of no major commercial breakthrough, which we attribute to the high cost of the products and the lack of consumer acceptance in the automobile industry.
Management believes that a viable use of fuel cells, as currently developed, is as a power source for forklifts in warehouse operations. We believe that fuel cells may be more suitable as a power source for these forklifts, which currently are battery powered. The battery lasts only 4 to 6 hours in many cases and must be brought to the recharging center. That is creating inefficiency in warehouse operations. Fuel cell powered forklifts can operate for a few days before refueling and maintenance. As of the date of this report we are exploring the economic viability of this market and there can be no assurances that we will expand our sales with bipolar plates, end plates and flow plates for fuel cells used in warehouses, or if we do attempt to expand in this manner, that our efforts will be successful.

RESULTS OF OPERATIONS
Three months ended March 31, 2008 and 2007
During the three months ended March 31, 2008, we generated revenues of $86,305 as compared with no revenues during the three months ended March 31, 2007. The revenues were generated from the development of our business of manufacturing bipolar plates as is more fully described above under “Plan of Operations.”
During the three months ended March 31, 2008, we incurred costs and expenses totaling $459,936 compared to costs and expenses of $426,145 for the three months ended March 31, 2007. The costs incurred in the three months ended March 31, 2008, included $195,934 related to our bipolar plates manufacturing, $237,840 in general and administrative expenses. General and administrative expenses increased $50,190 during the three months ended March 31, 2008, and was mainly comprised of increased salaries for sales personnel and medical insurance coverage for employees. Expenses for depreciation and amortization and stock compensation expense amounted to $26,162 for the period ended March 31, 2008. During the current-year’s three month period, we devoted a substantial amount of our time and resources to the operations of our new business described herein under “Plan of Operations,” and incurred no time and expenses relating to research and development efforts. During the three months ended March 31, 2008, we incurred a non-cash charge of $93,000 related to the beneficial conversion feature of convertible notes issued.
As a result, during the three months ended March 31, 2008, we incurred a net loss of $(474,096) compared to a net loss of $(425,945) for the three months ended March 31, 2007.
Inflation
Although our operations are influenced by general economic conditions, we do not believe that inflation had a material effect on our results of operations during the three-month periods ended March 31, 2008 and 2007.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no significant changes in our primary market risk exposures or in how these exposures are managed during the three month period ended March 31, 2008.
ITEM 4T. CONTROLS AND PROCEDURES.
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures (as defined in Rule 13a-15(f) and Rule 15d-15(f) of the Securities Exchange Act of 1934 (the “Exchange Act”) designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized, and reported within the required time periods. It should be noted that any system of controls, however well designed and operated, can provide only reasonable and not absolute assurance that the objectives of the system will are met. As of March 31, 2008, our Chief Executive Officer/Chief Financial Officer has concluded, based upon his evaluation of these disclosure controls and procedures as of the end of the period covered by this Report, that, as of that date, these disclosure controls and procedures were effective at ensuring that the required information will be disclosed on a timely basis in our reports filed under the Exchange Act.
Changes in Internal Controls
In connection with the evaluation of the of the Company’s internal controls over financial reporting during the three months ended March 31, 2008, the Company’s Principal Executive Officer/Chief Financial Officer has determined that there were no changes to the Company’s internal controls over financial reporting during the quarter that have materially affected or are reasonably likely to affect the Company’s internal controls over financial reporting.

PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
From time to time, we may become involved in litigation arising in the normal course of business.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Since January 2008, the Company has borrowed an additional $300,000 from George Suzuki. These loans are evidenced by secured convertible promissory notes. The notes bear interest at a rate of 10% per annum and are secured by substantially all of the assets of the Company. The amounts due under the notes are convertible, in whole or in part, at the option of the holder into our Common Stock. The dates, original principal amounts, per share conversion prices and maturity dates of the notes are as follows:

Date	Principal Amt.	Conversion Price	Maturity
01/07/2008	$20,000	$0.10	01/07/2009
02/01/2008	$30,000	$0.10	02/01/2009
02/25/2008	$50,000	$0.10	02/25/2009
03/19/2008	$50,000	$0.10	03/19/2009
04/08/2008	$50,000	$0.10	04/08/2009
04/22/2008	$50,000	$0.10	04/22/2009
05/06/2008	$50,000	$0.10	05/06/2009
The Company is relying upon the exemption from registration under Section 4(2) of the Securities Act of 1933 for the issuance of the convertible promissory notes and any related issuance of Common Stock.
On February 29, 2008, as compensation for each director’s continuing service, the Corporation issued to each director then serving (including a newly-appointed director) a Stock Option Grant of 5-year options to purchase 200,000 shares of Common Stock at an exercise price of $0.17 per share. The Company is relying upon the exemption from registration under Section 4(2) of the Securities Act of 1933 for the issuance of the stock options and any related issuance of Common Stock.
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
On April 10, 2008, as payment for legal services, the Corporation issued a one-year convertible promissory note to The Yocca Law Firm LLP in the amount of $20,978.55. This note bears interest at the rate of 10% per annum and is convertible, in whole or in part, at the option of the holder into our Common Stock at a conversion price of $0.10 per share. On May 6, 2008, as payment for legal services, the Corporation issued a one-year convertible promissory note to The Yocca Law Firm LLP in the amount of $40,186.78. This note bears interest at the rate of 10% per annum and is convertible, in whole or in part, at the option of the holder into our Common Stock at a conversion price of $0.10 per share. The Company is relying upon the exemption from registration under Section 4(2) of the Securities Act of 1933 for the issuance of the convertible promissory notes and any related issuance of Common Stock.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None.

ITEM 5. OTHER INFORMATION
In the first quarter 2008, we experienced the defection of a significant number of our key manufacturing and sales employees who had been employed at our plant located in Willoughby, Ohio. We believe that these former employees went to a newly-formed competitor established by or with the assistance of the former employees. We have since replaced those former employees, and in the course of doing so, we believe that we have reestablished and improved our manufacturing processes.
Nonetheless we have suffered a slowdown in manufacturing output for the first and second quarters of 2008. The former employees also took with them valuable know how and information, and their actions could result in the loss of client relationships or new business opportunities. As such, we are reviewing all legal recourse we may have against these former employees and the newly-formed competitor.
ITEM 6. EXHIBITS
(a) Exhibits:

Exhibit No.	Description

10.1(1)	Form of one-year Secured Convertible Promissory Notes.

	No. 1	Issued to George Suzuki in the original principal amount of $50,000, dated December 12, 2007.
	No. 2	Issued to George Suzuki in the original principal amount of $20,000, dated January 7, 2008.
	No. 3	Issued to George Suzuki in the original principal amount of $30,000, dated February 1, 2008.
	No. 4	Issued to George Suzuki in the original principal amount of $50,000, dated February 25, 2008.
	No. 5	Issued to George Suzuki in the original principal amount of $50,000, dated March 19, 2008.
	No. 6	Issued to George Suzuki in the original principal amount of $50,000, dated April 8, 2008.
	No. 7	Issued to George Suzuki in the original principal amount of $50,000, dated April 22, 2008.
	No. 8	Issued to George Suzuki in the original principal amount of $50,000, dated May 6, 2008

10.2(1)	Form of Stock Option Grants.

Grantee	Amount (shrs.)	Exercise Price	Grant Date
Yushan Yan	200,000	$0.17	2/29/08
Michael Swanberg	200,000	$0.17	2/29/08
George Suzuki	200,000	$0.17	2/29/08

10.3(1)	Terms and Conditions of Salary Accrual for George Suzuki

10.4(1)	Form of Restricted Stock Purchase Agreement by and between the Corporation and George Suzuki for 2,000,000 shares of Common Stock dated April 2, 2008.

10.5(1)	2008 Stock Incentive Plan, as amended.

31.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Filed with the Securities and Exchange Commission in the Exhibits to Form 10-KSB filed on April 14, 2008 and is incorporate by reference herein

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PACIFIC FUEL CELL CORP.
May 20, 2008	/s/ George Suzuki
George Suzuki
President, Chief Executive Officer and Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

10.1(1)	Form of one-year Secured Convertible Promissory Notes.

	No. 1	Issued to George Suzuki in the original principal amount of $50,000, dated December 12, 2007.
	No. 2	Issued to George Suzuki in the original principal amount of $20,000, dated January 7, 2008.
	No. 3	Issued to George Suzuki in the original principal amount of $30,000, dated February 1, 2008.
	No. 4	Issued to George Suzuki in the original principal amount of $50,000, dated February 25, 2008.
	No. 5	Issued to George Suzuki in the original principal amount of $50,000, dated March 19, 2008.
	No. 6	Issued to George Suzuki in the original principal amount of $50,000, dated April 8, 2008.
	No. 7	Issued to George Suzuki in the original principal amount of $50,000, dated April 22, 2008.
	No. 8	Issued to George Suzuki in the original principal amount of $50,000, dated May 6, 2008

10.2(1)	Form of Stock Option Grants.

Grantee	Amount (shrs.)	Exercise Price	Grant Date
Yushan Yan	200,000	$0.17	2/29/08
Michael Swanberg	200,000	$0.17	2/29/08
George Suzuki	200,000	$0.17	2/29/08

10.3(1)	Terms and Conditions of Salary Accrual for George Suzuki

10.4(1)	Form of Restricted Stock Purchase Agreement by and between the Corporation and George Suzuki for 2,000,000 shares of Common Stock dated April 2, 2008.

10.5(1)	2008 Stock Incentive Plan, as amended.

31.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Filed with the Securities and Exchange Commission in the Exhibits to Form 10-KSB filed on April 14, 2008 and is incorporate by reference herein.