Form 10-Q
period 2008-06-30
PACIFIC FUEL CELL CORP
filed 2008-08-19
CIK 1098578

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

|X|	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2008

|_|	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission File Number: 0-028031

PACIFIC FUEL CELL CORP.
(Exact name of registrant as specified in its charter)

Nevada	80-004875
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

131 N. Tustin Ave., Suite 100, Tustin, CA 92780
(Address of Principal Executive Office)

714-564-1693
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 (the “Exchange Act”) during the preceding twelve (12) months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES |X|    NO |_|

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer |_|	Accelerated filer |_|	Non-accelerated filer |_|	Smaller reporting company |X|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES |_|     NO |X|

Indicate the number of shares outstanding of each of the issuer’s classes of common stock: As of August 15, 2008, 79,210,248 shares of common stock, par value $0.001were issued and outstanding.

PART I-- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

PACIFIC FUEL CELL CORP.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS

	June 30, 2008 (Unaudited)	December 31, 2007
ASSETS
CURRENT ASSETS:
Cash	$49,489	$25,755
Accounts receivable, net	48,408	132,723
Inventories	13,655	19,896
Prepaid expenses	—	4,007

Total current assets	111,552	182,381

PROPERTY, PLANT AND EQUIPMENT, net at cost	563,046	565,140

OTHER ASSETS:
Security deposits	9,054	9,054

	$683,652	$756,575

LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$380,184	$265,312
Convertible notes payable, related party	436,000	50,000
Convertible notes payable, other	66,460	—
Current portion of capital lease obligations	66,210	58,196
Accrued interest - related party	10,636	—
Accrued interest - other	1,089	—
Deferred rent	9,883	12,354

Total current liabilities	970,462	385,862

CAPITAL LEASE OBLIGATIONS, NET OF CURRENT PORTION	278,562	263,748

	1,249,024	649,610

STOCKHOLDERS' (DEFICIT) EQUITY:
Preferred stock; $0.01 par value, 1,000,000 shares authorized,
none issued and outstanding	—	—
Common stock; $0.001 par value, 200,000,000 shares authorized,
77,210,248 and 75,210,248 shares issued and outstanding, respectively	77,210	75,210
Additional paid-in capital	4,709,967	4,408,502
Common stock subscribed	2,000	—
Deferred stock compensation	(155,750)	—
(Deficit) accumulated during the development stage	(5,198,799)	(4,376,747)

	(565,372)	106,965

	$683,652	$756,575

The accompanying notes are an integral part of these consolidated financial statements.

PACIFIC FUEL CELL CORP.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months June 30,		For the Six Months June 30,		For the Period May 5, 1998 (Inception) Through June 30,
	2008	2007	2008	2007	2008
REVENUES:
Product sales	$122,146	$135,923	$208,451	$135,923	$706,021
Grants	—	—	—	—	99,901

	122,146	135,923	208,451	135,923	805,922
COST OF SALES	152,804	160,906	348,738	313,861	1,315,226

GROSS (LOSS)	(30,658)	(24,983)	(140,287)	(177,938)	(509,304)

OPERATING EXPENSES:
General and administrative	228,999	194,658	466,839	347,849	2,584,223
Research and development	—	10,360	—	108,542	408,912
Stock compensation	33,099	15,000	36,715	30,000	349,515
Depreciation and amortization	22,548	15,631	45,094	22,448	142,498
Change in value of derivative instruments, net	—	—	—	—	460,498
Loss on extinguishment of debentures	—	—	—	—	16,706
Loss on asset impairment	—	—	—	—	510,667
Loss on disposal of property and equipment	—	—	—	—	3,391

	284,646	235,649	548,648	508,839	4,476,410

(LOSS) FROM OPERATIONS	(315,304)	(260,632)	(688,935)	(686,777)	(4,985,714)

OTHER INCOME (EXPENSE):
Interest income	—	226	2	426	8,251
Interest expense -other	(9,075)	—	(13,756)	—	(85,858)
Interest expense - related party	(7,577)	—	(10,363)	—	(10,636)
Interest expense, noncash financing cost	(16,000)	—	(109,000)	—	(159,000)
Foreign currency transaction gain (loss)	—	—	—	—	(168)
Other	—	—	—	—	(1,174)

	(32,652)	226	(133,117)	426	(248,585)

(LOSS) BEFORE INCOME TAX EXPENSE	(347,956)	(260,406)	(822,052)	(686,351)	(5,234,299)
(BENEFIT)
INCOME TAX EXPENSE (BENEFIT)	—	—	—	—	(12,070)

(LOSS) BEFORE EXTRAORDINARY ITEM	(347,956)	(260,406)	(822,052)	(686,351)	(5,222,229)

EXTRAORDINARY ITEM, Gain on forgiveness
of debt, net of income taxes of $12,070	—	—	—	—	23,430

NET (LOSS)	$(347,956)	$(260,406)	$(822,052)	$(686,351)	$(5,198,799)

Per Share Information:
Weighted average shares outstanding -
basic and diluted	76,199,259	74,006,248	75,704,753	73,136,701

Net (loss) per common share - basic and diluted:
(Loss) before extraordinary item	$(0.00)	$(0.00)	$(0.01)	$(0.01)
Extraordinary item	—	—	—	—

	$(0.00)	$(0.00)	$(0.01)	$(0.01)

The accompanying notes are an integral part of these consolidated financial statements.

4

PACIFIC FUEL CELL CORP.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six Months Ended June 30,		For the Period May 5, 1998 (Inception) Through June 30,
	2008	2007	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$(822,052)	$(686,351)	$(5,198,799)
Adjustments to reconcile net (loss) to net cash
(used in) operating activities:
Depreciation and amortization	45,094	22,448	143,104
Stock compensation	36,715	30,000	547,515
Interest expense, noncash financing cost	109,000	—	164,239
Contributed services to capital	—	3,000	18,000
Reserve for uncollectible accounts receivable	—	—	36,298
Extraordinary item	—	—	35,500
Loss on disposal of property and equipment	—	—	3,391
Non-cash derivative expenses	—	—	657,465
Accrued expenses converted to notes payable	66,460	—	79,144
Deposit - restocking fee	—	—	31,239
Loss on impairment of property and equipment	—	—	510,167
Changes in operating assets and liabilities:
Accounts receivable	84,315	(62,397)	(48,408)
Inventories	6,241	(22,248)	(13,655)
Prepaid expenses	4,007	214	500
Security deposits	—	(7,928)	(9,054)
Accounts payable and accrued expenses	115,145	125,513	414,216
Accrued interest - related party	10,363	—	10,636
Accrued interest - other	1,089	—	1,089
Deferred rent	(2,471)	—	9,883

Net cash (used in) operating activities	(346,094)	(597,749)	(2,607,530)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	—	(164,481)	(224,754)
Net cash received in purchase of Cellfoods	—	—	16,898
Refund deposit on equipment	—	55,425	(131,239)
Investment in mineral claims	—	—	(5,000)

Net cash (used in) investing activities	—	(109,056)	(344,095)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of notes payable, related party	386,000	—	721,462
Payments on notes payable, related parties	—	—	(71,083)
Deferred debenture costs	—	—	(136,000)
(Payments) proceeds of convertible redeemable debentures	—	—	776,855
Payments on capital lease obligations	(20,172)	—	(29,054)
Cash received for common stock subscription	2,000	—	2,000
Net proceeds from issuance of common stock	2,000	893,000	1,736,934

Net cash provided by financing activities	369,828	893,000	3,001,114

NET INCREASE IN CASH	23,734	186,195	49,489

CASH AT BEGINNING OF PERIOD	25,755	113,727	—

CASH AT END OF PERIOD	$49,489	$299,922	$49,489

The accompanying notes are an integral part of these consolidated financial statements.

5

PACIFIC FUEL CELL CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2008
(Unaudited)

NOTE 1 — BASIS OF PRESENTATION AND ACCOUNTING POLICIES

Basis of Presentation

        The accompanying unaudited interim consolidated financial statements of Pacific Fuel Cell Corp. (“Pacific Fuel” or the “Company”) have been prepared in accordance with the accounting principles generally accepted in the United States of America pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”) for interim financial information under Rule 8.03 of Regulation S-X. Accordingly, the financial statements do not include all the information and notes required by generally accepted accounting principles in the United States (“GAAP”) for complete annual financial statements. In the opinion of management, the accompanying unaudited interim financial statements contain all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary to present fairly the financial position of the Company as of June 30, 2008, and the results of its operations and cash flows for the reporting periods, and for the period from May 8, 1998 (inception) to June 30, 2008. Interim operating results are not necessarily indicative of results that may be expected for the year ending December 31, 2008, or for any subsequent period. These unaudited interim consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2007, as filed with the SEC.

        Certain prior year amounts have been reclassified to conform to the current period presentation.

Net (Loss) per Common Share

        The Company computes net (loss) per common share in accordance with SFAS No. 128, “Earnings per Share.” Under the provisions of SFAS No. 128, basic (loss) per share is computed by dividing the net (loss) available to common stockholders for the period by the weighted-average number of shares of common stock outstanding during the period. The calculation of diluted net (loss) per share gives effect to common stock equivalents; however, potential common shares are excluded if their effect is anti-dilutive.

NOTE 2 — GOING CONCERN

        The accompanying consolidated interim financial statements have been prepared assuming the Company will continue as a going concern. The Company has suffered recurring losses, generated no significant revenues, and as of June 30, 2008, has an accumulated (deficit) since inception of ($5,198,799). The Company cannot provide assurance that it can achieve or sustain profitability on a quarterly or annual basis in the future. The Company anticipates it will continue to incur losses until it is able to establish significant levels of revenue while controlling its expenses. The Company’s success is dependent upon the successful development and marketing of its products, as to which there is no assurance. Any future success that the Company might enjoy will depend upon many factors, including factors out of its control or which cannot be predicted at this time. These factors may include changes in or increased levels of competition, including the entry of additional competitors and increased success by existing competitors, changes in general economic conditions, increases in operating costs, including costs of supplies, personnel and equipment, reduced margins caused by competitive pressures and other factors. These conditions may have a materially adverse effect upon the Company or may force it to reduce or curtail operations. In addition, the Company will require additional funds to sustain and expand its sales and marketing activities, particularly if a well-financed competitor emerges. There is no assurance that the Company will be able to obtain debt or equity financing on terms acceptable to the Company, if at all. The inability to obtain sufficient funds from operations or external sources would require the Company to curtail or cease operations. Any additional equity financing may involve substantial dilution to then existing stockholders. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 3 — CONVERTIBLE NOTE PAYABLE, RELATED PARTY

        During the six months ended June 30, 2008, the Company entered into convertible notes payable with a related party aggregating $386,000. At June 30, 2008, the Company has an aggregate convertible notes payable to the related party of $436,000. The related party is an officer, director, and shareholder of the Company. The convertible notes payable bear interest at 10% per annum, have a term of one year from the date entered into and are convertible into shares of the Company’s common stock at a rate of $0.10 and $0.06 per share. The notes are secured by substantially all assets of the Company, except for the property and equipment encumbered by the terms of the capital lease obligations. As the notes are immediately convertible at inception of the note, any beneficial conversion feature was recorded as interest expense and additional paid-in capital during the period. As such, for the three and six months ended June 30, 2008, the Company recognized $16,000 and $109,000 as interest expense, non cash financing cost. Interest expense on the convertible notes to related party for the three months and six ended June 30, 2008, was $7,577 and $10,363, respectively, and $-0- for the comparative periods ended June 30, 2007.

NOTE 4 — CONVERTIBLE NOTE PAYABLE, OTHER

        During the quarter ended June 30, 2008, the Company entered into three (3) convertible notes payable with a creditor aggregating $66,460. The convertible notes payable bear interest at 10% per annum, have a term of one year from the date entered into and are convertible into shares of the Company’s common stock at a rate of $0.195 and $0.10 per share. The notes are unsecured. As the notes are immediately convertible at inception of the note, any beneficial conversion feature was recorded as interest expense and additional paid-in capital during the quarter ended June 30, 2008. There was no beneficial conversion for any of these three notes. Interest expense on these convertible notes for the three and six months ended June 30, 2008, was $1,089 and $1,089, respectively, and $-0- for the comparative periods ended June 30, 2007.

NOTE 5 — CAPITAL LEASE OBLIGATIONS

        In April 2008, the Company entered into a capital lease for $43,000 secured by equipment. The lease has an effective interest rate approximating 13.0%, requires monthly payments of $1,141, and has a five year term. At the end of the lease term, the Company has the option to purchase the equipment for a $1.

        Future minimum rental payments under capital leases are as follows as of June 30, 2008:

2008	$62,890
2009	89,541
2010	89,541
2011	89,541
2012	76,006
Thereafter	17,956

425,475

Less: amount representing interest
(80,703)

344,772
Less: current portion
(66,210)

Long-term portion	$278,562

        Interest expense on the capital leases for the three months and six ended June 30, 2008, was $7,225 and $9,861, respectively, and $-0- for the comparative periods ended June 30, 2007.

NOTE 6 — COMMITMENTS AND CONTINGENCIES

        On April 2, 2008, the Board of Directors approved the terms of a resolution to enter into an employment compensation agreement with the Company’s president, chief executive officer, and director. The resolution authorizes the Company to accrue salary of $20,000 per month for his continued full-time employment. At such time that the Company has positive cash flow from operations, the salary will be paid in cash and the amount accrued shall also be paid at the rate of $10,000 per month or so much thereof that the Company’s cash flow permits. All accrued but unpaid amounts shall bear interest at the rate of 5% per annum, compounded annually. The Board of Directors approved the initial resolution for the compensation accrual on February 29, 2008, and the Company accrued $20,000 per month of compensation beginning March 2008.

NOTE 7 — STOCKHOLDERS’ (DEFICIT)

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

Options

        On February 29, 2008, the Company granted two (2) five-year options to purchase 200,000 shares of the Company’s $0.001 par value common stock to each of its two directors, at an exercise price of $0.17 per share, the market price on the date of the grant. One-half of the options vest one year from the date of grant and thereafter at a rate of 4.17% per month. The 400,000 options were valued at $57,859 using the Black-Scholes option pricing model and will be expensed over the vesting period. The options were valued using a volatility of 126.040%, a risk free interest rate of 2.5%, an expected life of 5.0 years and zero quarterly dividends. During the three and six months ended June 30, 2008, $10,849 and $14,765 respectively were recognized as stock compensation expense.

Stock Grant

        On April 2, 2008, the Company approved a grant of up to 8,000,000 million shares of restricted stock to the Company’s president, chief executive officer, and director. The restricted shares will be issued, at the rate of 2,000,000 shares per quarter, on the first day of each calendar quarter, effective beginning April 2008 and continuing to January 2009, provided the grant recipient continues to be a full-time employee of the Company to the respective issuance date. Each issuance of 2,000,000 million shares will vest in full two years from the date of issuance or upon the grant recipient’s death. On May 17, 2008, the grant recipient exercised the April 1, 2008, stock grant for $2,000 and $178,000 of stock compensation was recognized based on the market price on the date of the grant, less the consideration received from the grant recipient. The stock compensation will be amortized over the vesting period of the stock grant and for the quarter ended June 30, 2008, $22,250 of stock compensation was recognized.

NOTE 8 — SUBSEQUENT EVENTS

        Subsequent to June 30, 2008, the Company issued one (1) convertible note payable to a creditor in the amount of $2,129. The note bears interest at 10% per annum, has a term of one year, and is convertible into shares of the Company’s common stock at $0.10 per share.

        Prior to June 30, 2008, the grant recipient paid $2,000 to exercise the July 1, 2008, stock grant and $78,000 of stock compensation was recognized based on the market price on the date of the grant, less the consideration received from the grant recipient. The stock compensation will be amortized over the vesting period of the stock grant. The proceeds are reported as common stock subscribed in the accompanying financial statements.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following discussion should be read in conjunction with our unaudited consolidated financial statements and notes thereto included herein. In connection with, and because we desire to take advantage of, the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, we caution readers regarding certain forward looking statements in the following discussion and elsewhere in this report and in any other statement made by us, or on our behalf, whether or not in future filings with the Securities and Exchange Commission. Forward-looking statements are statements not constituting historical information and which relate to future operations, strategies, financial results or other developments. Forward looking statements are necessarily based upon estimates and assumptions that are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control and many of which, with respect to future business decisions, are subject to change. These uncertainties and contingencies can affect actual results and could cause actual results to differ materially from those expressed in any forward-looking statements made by us, or on our behalf. We disclaim any obligation to update forward-looking statements except as required by law.

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

Plan of Operations

        We plan to continue operating our bipolar plate, end plate and flow plate manufacturing plant in Willoughby, Ohio. We also plan to expend approximately $550,000 to purchase additional equipment for that plant during the next nine months, so long as we are able to raise sufficient additional funds. Raising additional funds is essential for us to be able to attain a sufficient level of operating profits to become self-sustaining.

        During the next twelve months, we intend to hire additional employees. In order to be able to do so, we must receive additional funds, either from operations, which requires that we increase sales and control costs, or from investment.

        Our research and development expenses are expected to be approximately $50,000 during the next twelve months. Those expenses relate to our production of plates. We currently have no active initiatives to exploit our marketing rights in nanoMEA technology or to conduct other technology development.

        We require additional funds in order to continue and expand our operations. In the three month period ended June 30, 2008, we received loans in the total amount of $236,000 from George Suzuki. To secure these loans, we have granted Mr. Suzuki a security interest in substantially all of our assets. Prior to accepting these loans, the Company privately sought investments from others, and the Company has had difficulty obtaining investment funds.

Liquidity and Capital Resources

        Since May 1988 we have financed our operations through the issuance of debt and equity securities and loans from stockholders. As of June 30, 2008, we had $111,552 of total current assets of which $49,489 was cash, and a working capital deficit of $858,910. Our practice is to invest excess cash, where available, in short-term money market investment instruments.

        We are continuing to seek additional working capital necessary to fund our current operations through the remainder of 2008. We need financing immediately to cover administrative expenses and on-going expenses of operations, including manufacturing costs to produce product. Management is seeking additional sources of equity and/or debt financing.

        We also will require additional debt or equity capital to fully implement our business plan in the future, and there are no assurances that we will be able to raise capital when needed. Our inability to obtain sufficient working capital from external sources when needed will have a material adverse affect on our plan of operations, results of operations and financial condition.

        Cash used in operating activities during the six months ended June 30, 2008 was $346,094, compared to $597,749 used for the comparable period of the prior year. The decrease primarily consists of a reduction in accounts receivable aggregating $84,315, and an increase in accounts payable of $115,145 in the current-year period. Operating activities consisted primarily of product production and the general operation of our corporate office.

        We did not utilize any cash in investing activities during the six months ended June 30, 2008 as compared to $109,056 utilized by investing activities for the comparable period of the prior year that was attributable to the purchase of fixed assets, net of a deposit refund on equipment.

        Cash provided by financing activities during the six months ended June 30, 2008, was $369,828, compared to cash provided by financing activities of $893,000 for the comparable period of the prior year. Cash provided by financing activities in the period ended June 30, 2008, consists primarily of proceeds from convertible notes to a related party and for the comparable prior year period consisted of proceeds from the sale of common stock. As discussed above in this report, we are attempting to raise additional working capital funds that may take the form of equity, debt or a combination of such financing facilities.

Trends

        Fuel cell manufacturers have incurred unwarranted expense and diversion of management time in trying to manufacture each of the several components needed for their fuel cells. We believe that we can create a viable, profitable business by utilizing proven manufacturing techniques in a dedicated environment. To this end we have started manufacturing bipolar plates, end plates and flow plates in our plant in Willoughby, Ohio. We anticipate that our customers will include many prominent industrial firms, as well as leading independent fuel cell companies.

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

RESULTS OF OPERATIONS

Three Months Ended June 30, 2008 and 2007

        During the three months ended June 30, 2008, we generated revenues of $122,146 as compared with revenues of $135,923 revenues during the three months ended June 30, 2007, or a decrease of $13,777. The revenues were generated from the development of our business of manufacturing bipolar plates as is more fully described above under “Plan of Operations.”

        During the three months ended June 30, 2008, we incurred costs and expenses totaling $437,450 as compared to costs and expenses of $396,555 for the three months ended June 30, 2007. The costs incurred in the three months ended June 30, 2008, included $152,804 related to our bipolar plates manufacturing, and $228,999 in general and administrative expenses as compared to $160,906 related to our bipolar plates manufacturing, and $194,658 in general and administrative expenses for the prior year period. General and administrative expenses increased $34,341 during the three months ended June 30, 2008 and the increase was mainly comprised of increased executive compensation. Expenses for depreciation and amortization were $22,548 for the period ended June 30, 2008, as compared to the prior year period of $15,631. Stock compensation expense was $33,099 and $15,000, respectively, for the three months ended June 30, 2008 and 2007. During the current-year’s three month period, we devoted a substantial amount of our time and resources to the operations of our new business described herein under “Plan of Operations,” and incurred no time and expenses relating to research and development efforts. During the three months ended June 30, 2008, we incurred a non-cash charge of $16,000 related to the beneficial conversion feature of convertible notes issued.

        As a result, during the three months ended June 30, 2008, we incurred a net loss of $(347,956) as compared to a net loss of $(260,406) for the three months ended June 30, 2007, or an increased loss of $(87,550).

Inflation

        Although our operations are influenced by general economic conditions, we do not believe that inflation had a material effect on our results of operations during the three-month periods ended June 30, 2008 and 2007.

Six Months Ended June 30, 2008 and 2007

        During the six months ended June 30, 2008, we generated revenues of $208,451 as compared with revenues of $135,923 revenues during the six months ended June 30, 2007, or an increase of $72,528. The increase is due to no revenues generated in the first quarter of the prior year. The revenues were generated from the development of our business of manufacturing bipolar plates as is more fully described above under “Plan of Operations.”

        During the six months ended June 30, 2008, we incurred costs and expenses totaling $897,386 as compared to costs and expenses of $822,700 for the six months ended June 30, 2007. The costs incurred in the six months ended June 30, 2008, included $348,738 related to our bipolar plates manufacturing, and $466,839 in general and administrative expenses as compared to $313,861 related to our bipolar plates manufacturing, and $347,849 in general and administrative expenses for the prior year period.. General and administrative expenses increased $118,990 during the three months ended June 30, 2008, and was mainly comprised of increased executive compensation, increased professional fees and increased salaries for sales and production personnel and medical insurance coverage for employees. Expenses for depreciation and amortization were $45,094 and $22,448 for the six months ended June 30, 2008 and 2007, respectively. Stock compensation expense was $36,715 as compared to the prior year period of $30,000. During the current-year’s six month period, we devoted a substantial amount of our time and resources to the operations of our new business described herein under “Plan of Operations,” and incurred no time and expenses relating to research and development efforts as compared to the prior period ended June 30, 2007, where we incurred $108,542 for research and development. During the six months ended June 30, 2008, we incurred a non-cash charge of $109,000 related to the beneficial conversion feature of convertible notes, related party.

        As a result, for the six months ended June 30, 2008, we incurred a net loss of $(822,052) as compared to a net loss of $(686,351) for the six months ended June 30, 2007, or an increased loss of $(135,701).

Inflation

        Although our operations are influenced by general economic conditions, we do not believe that inflation had a material effect on our results of operations during the three-month periods ended June 30, 2008 and 2007.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        There have been no significant changes in our primary market risk exposures or in how these exposures are managed during the three month period ended June 30, 2008.

ITEM 4T.     CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

        We maintain disclosure controls and procedures (as defined in Rule 13a-15(f) and Rule 15d-15(f) of the Securities Exchange Act of 1934 (the “Exchange Act”) designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized, and reported within the required time periods. It should be noted that any system of controls, however well designed and operated, can provide only reasonable and not absolute assurance that the objectives of the system will are met. As of June 30, 2008, our Chief Executive Officer/Chief Financial Officer has concluded, based upon his evaluation of these disclosure controls and procedures as of the end of the period covered by this Report, that, as of that date, these disclosure controls and procedures were effective at ensuring that the required information will be disclosed on a timely basis in our reports filed under the Exchange Act.

Changes in Internal Controls

        In connection with the evaluation of the of the Company’s internal controls over financial reporting during the three months ended June 30, 2008, the Company’s Principal Executive Officer/Chief Financial Officer has determined that there were no changes to the Company’s internal controls over financial reporting during the quarter that have materially affected or are reasonably likely to affect the Company’s internal controls over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

        From time to time, we may become involved in litigation arising in the normal course of business.

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

        Since April 1, 2008, the Company has borrowed an additional $236,000 from George Suzuki. These loans are evidenced by secured convertible promissory notes. The notes bear interest at a rate of 10% per annum and are secured by substantially all of the assets of the Company. The amounts due under the notes are convertible, in whole or in part, at the option of the holder into our Common Stock. The dates, original principal amounts, per share conversion prices and maturity dates of the notes are as follows:

Date	Principal Amt.	Conversion Price	Maturity
04/08/2008	$50,000	$0.10	04/08/2009
04/22/2008	$50,000	$0.10	04/22/2009
05/06/2008	$50,000	$0.10	05/06/2009
05/17/2008	$48,000	$0.10	05/17/2009
06/30/2008	$38,000	$0.10	06/30/2009

        The Company is relying upon the exemption from registration under Section 4(2) of the Securities Act of 1933 for the issuance of the convertible promissory notes and any related issuance of Common Stock.

        On April 2, 2008, as compensation for George Suzuki's eight years of service to the Corporation, as president and CEO, the Corporation entered into a Restricted Stock Purchase Agreement with George Suzuki for 2,000,000 shares of Common Stock vesting on the second anniversary of the date of the agreement or his termination of employment during such period by reason of death. The Company is relying upon the exemption from registration under Section 4(2) of the Securities Act of 1933 for the issuance of the Common Stock.

        On April 10, 2008, as payment for legal services, the Corporation issued a one-year convertible promissory note to The Yocca Law Firm LLP in the amount of $20,978.55. This note bears interest at the rate of 10% per annum and is convertible, in whole or in part, at the option of the holder into our Common Stock at the average closing price for the period of billing covered by the note but not less than ten cents ($0.10) per share. On May 6, 2008, as payment for legal services, the Corporation issued a one-year convertible promissory note to The Yocca Law Firm LLP in the amount of $40,186.78. This note bears interest at the rate of 10% per annum and is convertible, in whole or in part, at the option of the holder into our Common Stock at the average closing price for the period of billing covered by the note but not less than ten cents ($0.10) per share. On June 30, 2008, as payment for legal services, the Corporation issued a convertible promissory note to The Yocca Law Firm LLP in the amount of $5,294.56 with a maturity date of May 6, 2009. This note bears interest at the rate of 10% per annum and is convertible, in whole or in part, at the option of the holder into our Common Stock at the average closing price for the period of billing covered by the note but not less than ten cents ($0.10) per share. On August 1, 2008, as payment for legal services, the Corporation issued a convertible promissory note to The Yocca Law Firm LLP in the amount of $2,129.41 with a maturity date of May 6, 2009. This note bears interest at the rate of 10% per annum and is convertible, in whole or in part, at the option of the holder into our Common Stock at the average closing price for the period of billing covered by the note but not less than ten cents ($0.10) per share. The Company is relying upon the exemption from registration under Section 4(2) of the Securities Act of 1933 for the issuance of the convertible promissory notes and any related issuance of Common Stock.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.   OTHER INFORMATION

        In the second quarter 2008, we have replaced a significant number of our key employees employed at our plant located in Willoughby, Ohio. In the course of doing so, we believe that we have reestablished and improved our manufacturing processes.

        Nonetheless we have suffered a slowdown in manufacturing output for second quarter of 2008. The former employees took with them valuable know how and information, and their actions could result in the loss of client relationships or new business opportunities. As such, we are reviewing all legal recourse we may have against these former employees and the newly-formed competitor.

ITEM 6.   EXHIBITS

        Please see Exhibit Index located behind the signature page.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

August 18, 2008	PACIFIC FUEL CELL CORP. /s/ George Suzuki George Suzuki President, Chief Executive Officer and Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

10.1(1)	Form of one-year Secured Convertible Promissory Notes.

No. 1	Issued to George Suzuki in the original principal amount of $50,000, dated December 12, 2007.

No. 2	Issued to George Suzuki in the original principal amount of $20,000, dated January 7, 2008.

No. 3	Issued to George Suzuki in the original principal amount of $30,000, dated February 1, 2008.

No. 4	Issued to George Suzuki in the original principal amount of $50,000, dated February 25, 2008.

No. 5	Issued to George Suzuki in the original principal amount of $50,000, dated March 19, 2008.

No. 6	Issued to George Suzuki in the original principal amount of $50,000, dated April 8, 2008.

No. 7	Issued to George Suzuki in the original principal amount of $50,000, dated April 22, 2008.

No. 8	Issued to George Suzuki in the original principal amount of $50,000, dated May 6, 2008

No. 9	Issued to George Suzuki in the original principal amount of $48,000 dated May 17, 2008

No. 10	Issued to George Suzuki in the original principal amount of $38,000 dated June 30, 2008

10.3(1)	Terms and Conditions of Salary Accrual for George Suzuki

10.4(1)	Form of Restricted Stock Purchase Agreement

No. 1	Issued to George Suzuki for 2,000,000 shares of Common Stock dated April 2, 2008

No. 2	Issued to George Suzuki for 2,000,000 shares of Common Stock dated July 1, 2008

10.5(1)	2008 Stock Incentive Plan, as amended.

31.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Filed with the Securities and Exchange Commission in the Exhibits to Form 10-KSB filed on April 14, 2008 and is incorporate by reference herein.